Form 10QSB
period 2000-09-30
METALINE CONTACT MINES
filed 2000-11-15
CIK 1113006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    (Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period from 7-1-00 to 9-30-00

        [ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                ACT.

                For the transition period from __________ to __________.

                        Commission file number 000-31025

                             METALINE CONTACT MINES
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Washington                                      91-0779945
---------------------------------             ----------------------------------
   (State or jurisdiction of                  (IRS Employer Identification No.)
incorporation or organization)

                   6599 Prichard Creek Road, Murray, ID 83874
                   ------------------------------------------
                    (Address of principal executive offices)

                                  208-682-2217
                            ------------------------
                           (Issuer's telephone number)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 14,064,300

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                   PAGE
                                                                   ----
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ITEM 2.  PLAN OF OPERATION

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

ITEM 2.  CHANGES IN SECURITIES

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                             METALINE CONTACT MINES

                                TABLE OF CONTENTS

ACCOUNTANT'S REVIEW REPORT                                                      1

FINANCIAL STATEMENTS

         Balance Sheets                                                         2
         Statements of Operations                                               3
         Statement of Stockholders' Equity                                      4
         Statements of Cash Flows                                               5

NOTES TO FINANCIAL STATEMENTS                                                   6

The Board of Directors
Metaline Contact Mines
Murray, Idaho


                           ACCOUNTANT'S REVIEW REPORT


We have reviewed the accompanying balance sheet of Metaline Contact Mines as of September 30, 2000 and the related statements of operations, stockholders' equity and cash flows for the nine months and three months ended September 30, 2000 and September 30, 1999, respectively. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.

The financial statements for the year ended December 31, 1999 were audited by us and we expressed an unqualified opinion on them in our report dated March 29, 2000, but we have not performed any auditing procedures since that date.




Williams & Webster, P.S.
Certified Public Accountants
Spokane, WA

October 31, 2000

                             METALINE CONTACT MINES

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


                            WILLIAMS & WEBSTER, P.S.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W. RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201

                             METALINE CONTACT MINES
                                 BALANCE SHEETS


                                                                              September 30,         December 31,
                                                                                  2000                 1999
                                                                               (Unaudited)
                                                                              -------------         ------------
ASSETS

     CURRENT ASSETS
         Cash and cash equivalents                                              $ 353,991            $ 321,228
         Federal tax deposit                                                           --                1,500
                                                                                ---------            ---------
             Total Current Assets                                                 353,991              322,728
                                                                                ---------            ---------

     OTHER ASSETS
         Receivables from related parties                                         109,413              226,768
         Prepaid expenses                                                           1,000                   --
         Investment in LLC                                                         37,535               38,253
                                                                                ---------            ---------
             Total Other Assets                                                   147,948              265,021
                                                                                ---------            ---------

     TOTAL ASSETS                                                               $ 501,939            $ 587,749
                                                                                =========            =========



LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Accounts payable                                                       $      --            $  25,876
         Unrealized royalty income                                                  3,000                   --
                                                                                ---------            ---------
             Total Current Liabilities                                              3,000               25,876
                                                                                ---------            ---------

     COMMITMENTS AND CONTINGENCIES                                                     --                   --
                                                                                ---------            ---------

     STOCKHOLDERS' EQUITY
         Common stock, $0.05 par value; 20,000,000 shares authorized,
             14,064,300 and 13,564,300 shares issued and outstanding              703,222              678,222
         Additional paid-in capital                                               302,165              302,165
         Stock options                                                             13,632               13,632
         Accumulated deficit                                                     (520,080)            (432,146)
                                                                                ---------            ---------
             Total Stockholders' Equity                                           498,939              561,873
                                                                                ---------            ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 501,939            $ 587,749
                                                                                =========            =========

             See accompanying notes and accountant's review report.

                             METALINE CONTACT MINES
                            STATEMENTS OF OPERATIONS

                                                  For the Three Months Ended              For the Nine Months Ended
                                               --------------------------------        --------------------------------
                                               September 30,       September 30,       September 30,       September 30,
                                                  2000                 1999                 2000               1999
                                               (Unaudited)          (Unaudited)         (Unaudited)         (Unaudited)
                                               ------------        ------------        ------------        ------------
REVENUES                                       $         --        $         --        $         --        $         --
                                               ------------        ------------        ------------        ------------

GENERAL AND ADMINISTRATIVE EXPENSES

    Consulting and management fees                   30,075              12,500              90,075              37,785
    Accounting and legal fees                         1,192                 104              11,903               7,442
    Transfer agent fees                                 276                 207                 579                 450
    Office                                            5,622                 942               7,344               2,703
    Utilities                                            --                  44                   4                 135
    Travel and meals                                     81                  --               1,594                  --
    Taxes and licenses                                   10                  20                  69                  79
                                               ------------        ------------        ------------        ------------
       Total Expenses                                37,256              13,817             111,568              48,594
                                               ------------        ------------        ------------        ------------

OPERATING INCOME (LOSS)                             (37,256)            (13,817)           (111,568)            (48,594)
                                               ------------        ------------        ------------        ------------

OTHER INCOME

    Royalty income                                    3,000               3,000               9,000               9,000
    Interest income                                      40                 653               3,563                 653
    Dividend income                                   5,148               5,440              12,526              12,972
    Miscellaneous income (expense)                     (755)                653                (755)                653
    Income (Loss) from investment in LLC               (318)               (300)               (700)               (900)
                                               ------------        ------------        ------------        ------------
      Total Other Income                              7,115               9,446              23,634              22,378
                                               ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE TAXES                          (30,141)             (4,371)            (87,934)            (26,216)

INCOME TAX EXPENSE                                       --                  --                  --                  --
                                               ------------        ------------        ------------        ------------
NET INCOME (LOSS)                              $    (30,141)       $     (4,371)       $    (87,934)       $    (26,216)
                                               ============        ============        ============        ============
NET INCOME (LOSS) PER COMMON SHARE,
    BASIC AND DILUTED                          $        nil        $        nil        $        nil        $        nil
                                               ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER
    OF COMMON SHARES OUTSTANDING,
    BASIC AND DILUTED                            13,378,684          12,626,800          13,378,684          12,626,800
                                               ============        ============        ============        ============

             See accompanying notes and accountant's review report.

                             METALINE CONTACT MINES
                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                    Number of                                                           Total
                                                     Common        Common      Paid-in    Accumulated     Stock     Stockholders'
                                                  Stock Shares     Stock       Capital      Deficit      Options       Equity
                                                  ------------  ----------   ----------   -----------   ----------  -------------
BALANCE, AT DECEMBER 31, 1997                      12,564,300   $  628,222   $  302,165   $ (790,638)   $       --   $  139,749

      Issuance of stock at September 30, 1998
      in payment of consulting fees at
      $0.05 per share                                 250,000       12,500           --           --            --       12,500

      Net income for the year ended
      December 31, 1998                                    --           --           --      429,951            --      429,951
                                                   ----------   ----------   ----------   ----------    ----------   ----------


BALANCE, AT DECEMBER 31, 1998                      12,814,300      640,722      302,165     (360,687)           --      582,200

      Issuances of stock for consulting fees at
      $0.05 per share                                 750,000       37,500           --           --            --       37,500

      Stock options granted to officers and
      directors for consulting fees                        --           --           --           --        13,632       13,632

      Net loss for the year ended
      December 31, 1999                                    --           --           --      (71,459)           --      (71,459)
                                                   ----------   ----------   ----------   ----------    ----------   ----------

BALANCE AT DECEMBER 31, 1999                       13,564,300      678,222      302,165     (432,146)       13,632      561,873

      Issuances of stock for accounts payable at
      $0.05 per share                                 500,000       25,000           --           --            --       25,000

      Net loss for the period ended
      September 30, 2000                                   --           --           --      (87,934)           --      (87,934)
                                                   ----------   ----------   ----------   ----------    ----------   ----------

BALANCE, September 30, 2000 (unaudited)            14,064,300   $  703,222   $  302,165   $ (520,080)   $   13,632   $  498,939
                                                   ==========   ==========   ==========   ==========    ==========   ==========

             See accompanying notes and accountant's review report.

                             METALINE CONTACT MINES
                            STATEMENTS OF CASH FLOWS


                                                                            For the Nine Months Ended
                                                                        --------------------------------
                                                                        September 30,       September 30,
                                                                            2000               1999
                                                                         (Unaudited)        (Unaudited)
                                                                        -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                   $ (87,934)         $ (26,216)
      Adjustments to reconcile net income (loss) to net cash
          provided (used) by operating activities:
      Changes in assets and liabilities:
           (Increase) decrease in federal tax deposit                         1,500               (293)
           (Increase) decrease in account receivable                        117,355            (95,653)
           (Increase) in prepaid expenses                                    (1,000)                --
           (Increase) decrease in investment in LLC                             718                901
           Increase (decrease) in accounts payable                          (25,876)                --
           Increase (decrease) in unrealized royalty income                   3,000                 --
      Payment of expenses from issuance of stock                             25,000             37,500
                                                                          ---------          ---------
                 Net cash provided (used) by operating activities            32,763            (83,761)
                                                                          ---------          ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                      --                 --
                                                                          ---------          ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                      --                 --
                                                                          ---------          ---------

      Net increase (decrease) in cash and cash equivalents                   32,763            (83,761)

Cash and cash equivalents beginning of period                               321,228            407,347
                                                                          ---------          ---------

Cash and cash equivalents for end of period                               $ 353,991          $ 323,586
                                                                          =========          =========


Supplemental cash flow disclosures:

      Income taxes paid                                                   $      --          $      --
                                                                          =========          =========
      Interest paid                                                       $      --          $      --
                                                                          =========          =========

NON-CASH TRANSACTIONS

      Stock issued in payment of consulting and other expenses            $  25,000          $  37,500
                                                                          =========          =========

             See accompanying notes and accountant's review report.

MCM
WEIGHTED AVERAGE CALCULATION


                                            TOTAL DAYS                  TOTAL        WEIGHTED
                                DAYS IN        FROM                     SHARES        AVERAGE
                                 PERIOD     INCEPTION     FACTOR     OUTSTANDING    OUTSTANDING
                                -------     ----------    ------     -----------    -----------
CALCULATION FROM INCEPTION

03-12-1999 to 03-24-1999               12          504   0.0238095              0             0

03-25-1999 to 03-16-2000              327          504   0.6488095      4,300,000     2,789,881

03-17-2000 to 04-16-2000               30          504   0.0595238      4,340,000       258,333

04-17-2000 to 07-09-2000               83          504   0.1646825      4,483,037       738,278

07-10-2000 to 08-31-2000               52          504   0.1031746      4,433,037       457,377
                                ----------                                          ------------

                                      504                        1                    4,243,869
                                                                                    ============

3 MOS ENDED 8-31-1999

06-01-1999 to 08-31-1999               92           92           1      4,300,000     4,300,000
                                ----------                                          ------------

                                       92                        1                    4,300,000
                                                                                    ============

CALCULATION FROM INCEPTION
TO 08-31-1999

03-12-1999 to 03-24-1999               12          181   0.0662983              0             0

03-25-1999 to 08-31-1999              169          181   0.9337017      4,300,000     4,014,917
                                ----------                                          ------------

                                      181                        1                    4,014,917
                                                                                    ============

3 MOS ENDED 8-31-2000

06-01-2000 to 07-09-2000               39           92    0.423913      4,483,037     1,900,418

07-10-2000 to 08-31-2000               53           92    0.576087      4,433,037     2,553,815
                                ----------                                          ------------

                                       92                        1                    4,454,233
                                                                                    ============

6 MOS ENDED 08-31-2000

03-01-2000 to 03-16-2000               16          184   0.0869565      4,300,000       373,913

03-17-2000 to 04-16-2000               30          184   0.1630435      4,340,000       707,609

04-17-2000 to 07-09-2000               83          184    0.451087      4,483,037     2,022,240

07-10-2000 to 08-31-2000               55          184    0.298913      4,433,037     1,325,093
                                ----------                                          ------------

                                      184                        1                    4,428,854
                                                                                    ============

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Metaline Contact Mines (hereinafter "Metaline") was incorporated in November of 1928 under the laws of the State of Washington for the purpose of engaging in mining and the buying and selling of ores, metals, and minerals.

The Company was reorganized and recapitalized in 1960 and its articles of incorporation were amended to expand its business purposes to include various additional business activities. Metaline has continued its operations since its formation and has historically acquired land, mineral rights, patented lode mining claims, and timber.

In the last quarter of 1996, Metaline transferred substantially all of its assets to a limited liability company. See Note 3 and Note 8.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Interim Financial Statements

The interim financial statements as of and for the period ended September 30, 2000 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

Use of Estimates

The process of preparing financial statements in conformity with generally accepted accounting principles requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, and payables approximate their fair value.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At September 30, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Impaired Asset Policy

The Company evaluates the recoverability of long-lived assets when events and circumstances indicate that such assets might be impaired. The Company determines impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. The Company does not believe any adjustments are needed to the carrying value of its assets at September 30, 2000.

Investments

The Company accounts for its investment in Metaline Contact Mines LLC using the equity method. See Note 3.

Compensated Absences

Currently, the Company has no employees; therefore it is impracticable to estimate the amount of compensation for future absences and no liability has been recorded in the accompanying financial statements. The Company's policy will be to recognize the costs of compensated absences when actually paid to employees.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share was the same, as there were no common stock equivalents outstanding.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 3 - INVESTMENTS IN LLC

On October 30, 1996, Metaline formed a Delaware limited liability company, Metaline Contact Mines, LLC (hereinafter "The LLC"). Upon organization of The LLC, The Company transferred substantially all of its assets (primarily real property surface rights and timber) to The LLC. The Company recorded its initial investment in The LLC at $674,834, the net book value of the assets transferred. At the time of The LLC's formation, the Company was the sole member in The LLC, representing 100% ownership.

In 1998, the majority of the Company's interest in The LLC was expensed in connection with the sale of the majority of The LLC's assets. See Note 5.

At the beginning of 1998, the Company's former shareholders acquired 93 percent of The LLC by transferring their stock in the Company to The LLC in exchange for non-managing member interests. At the conclusion of this share exchange, the Company's percentage of ownership in The LLC was reduced to seven percent (7%). The Company wrote down its initial investment by 93%, thus a loss of $627,596 was recorded to reflect its diluted investment in The LLC. After the write down of its investment, application of The LLC's capital gains, and The LLC's operating loss for the year ended December 31, 1998, the value of the Company's investment in The LLC was $45,440.

Both before and after the share exchange, the Company was the managing member of The LLC. See Note 5 and Note 9.

In 1999, a net loss in The LLC resulted in a decreased value of the Company's interest to $38,383.

NOTE 4 - MINERAL PROPERTIES

In 1996, Metaline transferred timber and real property surface rights to The LLC (see Note 3) but retained underground mineral rights to the transferred real property and its mining claims, located in Pend Oreille County in Washington State. The timber and real property surface rights were deemed by management to have a value equal to their recorded cost and this cost was transferred to The LLC. The related mineral rights are carried at no cost on Metaline's books.

In 1997, Metaline and The LLC jointly leased certain Pend Oreille County real estate and all of its mineral rights to a major mining company. See Note 6.

NOTE 5 - RELATED PARTIES

During 1996, $33,055 was advanced to The LLC for operating expenditures. At September 30, 2000, the remaining balance was approximately $4,000. These funds are recorded on Metaline's books as part of a non-current, related party receivable.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 5 - RELATED PARTIES (CONTINUED)

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline's share of this gain before adjustment of the Company's investment from The LLC's operating results and write down from its substantial decrease in ownership of The LLC (See Note 3) was $507,858. The Company recorded a non-current, related party receivable of $105,470 for the balance of the distribution which is expected to be received in 2000.

In June 1998, Metaline executed an agreement with Nor-Pac Limited Company wherein, for providing management and consulting services to Metaline, Nor-Pac was entitled to receive 500,000 shares of Metaline common stock in the second half of 1998, 250,000 shares of Metaline common stock quarterly in 1999 and $10,000 per month thereafter commencing on January 1, 2000. In the event that Metaline's common stock becomes publicly trading on NASDAQ or equivalent stock exchange, Nor-Pac shall receive as additional compensation 1,000,000 shares of common stock (if public trading commences in 1999). In September 1998, Metaline issued 250,000 shares of common stock to Nor-Pac and also issued another 250,000 shares in January 1999.

Throughout 1999, two additional stock issuances to Nor-Pac occurred totaling 500,000 shares in payment of consulting fees for the first and second quarter of 1999. Consulting fees for the third and fourth quarter of 1999 have been accrued and it is expected that shares will be issued in the year 2000 in full payment of the services.

For additional information on related parties, see Notes 3, 6 and 9.

NOTE 6 - MINING LEASE WITH PURCHASE OPTION

On September 1, 1997, Metaline and The LLC acting jointly as lessors, executed an agreement with Cominco American Incorporated (hereinafter "Cominco") wherein Cominco received the right to explore, develop, and mine Metaline's underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Under this lease agreement, Cominco obligates itself to pay the lessors $3,000 per quarter for the first five years of the lease with ascending quarterly increments at each successive five year interval.

The aforementioned quarterly disbursements are characterized by the lease as "advance royalty payments" which may be fully offset against a three-percent production royalty retained by the lessors.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 6 - MINING LEASE WITH PURCHASE OPTION (CONTINUED)

The lease agreement, while providing that Cominco must expend $125,000 in exploration work within the first five years of the lease, also gives Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term.

From the inception of the lease through December 31, 1999, Metaline has received $27,016 in payments from Cominco.

NOTE 7 - INCOME TAXES

The Company has available unused operating loss carryforwards that may be applied against future taxable income of $244,581 and $52,925 expiring on December 31, 2018 and 2019, respectively.

No deferred tax benefit has been reported in the financial statements, as the Company believes there is a significant chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount. The estimated operating loss attributed to the nine months ended September 30, 2000 was $87,000.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

All earnings from The LLC in 1997 and 1996 were attributed by The LLC's principal owners to Metaline. Accordingly, Metaline reported these earnings as its own taxable income (on both Metaline's and The LLC's federal income tax returns) although Metaline retained only a 6.9861 percent interest in The LLC from the end of 1996 to December 31, 1998. For calendar 1998 and 1999, Metaline will report only its pro rata share (6.9861%) of taxable income from The LLC, with other LLC members reporting their respective share of LLC taxable income.

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of December 31, 1999, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 9 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

NOTE 9 - CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company purchased control of Metaline from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities' interests in Metaline Contact Mines LLC. See Note 1 and Note 5.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 10 - STOCK OPTIONS

On November 16, 1999, the board of directors approved the Metaline Contact Mines 1999 Stock Option Plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock shares to officers, directors, employees and consultants through the authorization of the Company's board of directors at an initial exercise price of $0.125. The options may be exercised until November 16, 2009, at which time they expire.

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 6.11%, volatility is 0.3, and the expected life of the options is ten years. Accordingly, $13,632 of the option's expense was initially recorded in the Company's financial statements as consulting and management fees. In accordance with Financial Accounting Standard No. 123 paragraph 115, this expense was deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture.

Following is a summary of the status of fixed options outstanding at December 31, 1999 and September 30, 2000:

                                                           Weighted
                                                           Average
                                        Number of          Exercise
                                         Shares              Price
                                        ---------         ---------
Outstanding, January 1, 1999                   --         $      --
   Granted                              1,000,000             0.125
   Exercised                                   --                --
   Forfeited                                   --                --
   Expired                                     --                --
                                        ---------         ---------

Outstanding, December 31, 1999          1,000,000         $   0.125
                                        =========         =========

Exercisable, December 31, 1999          1,000,000         $   0.125
                                        =========         =========

Outstanding, January 1, 2000            1,000,000         $   0.125
   Granted                                     --                --
   Exercised                                   --                --
   Forfeited                                   --                --
   Expired                                     --                --
                                        ---------         ---------

Outstanding, September 30, 2000         1,000,000         $   0.125
                                        =========         =========

Exercisable, September 30, 2000         1,000,000         $   0.125
                                        =========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

(a)     Plan of Operation.

        (1) The Company's Plan of Operation for the next twelve months will be to maintain its compliance with the terms and conditions of the New Cominco Lease, and its reporting requirements under the Securities Exchange act of 1934, as amended.

                Under the terms of the New Cominco Lease, the Company is not required to participate financially in any exploration, development or mining expenditures initiated by Cominco. All such requirements are for the sole account of Cominco. Additionally, Cominco pays the Company advance royalties of $12,000 per year for the first five (5) years of the term of the New Cominco Lease, $18,000 per year for the next five (5) years, and $22,000 per year thereafter against a 3% Net Smelter Return royalty on production in the event any of the Company's mineral holdings subject to the New Cominco Lease commence commercial production.

                (i) It is the opinion of management that the Company has sufficient cash reserves, and other income in the form of advance royalties and interest on its cash reserves, to satisfy its cash requirements for the next three (3) years. The Company will not need to raise any additional funds in the next twelve (12) months.

                (ii) The Company is not involved in any product research and development.

                (iii) The Company does not expect to purchase or sell any plant, or significant equipment.

                (iv) The Company does not expect to change the number of employees.


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        The Company is not a party to any legal proceedings. Management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES.

        There has been no change in securities since January 8, 2000.

        All of the Company's issuance of securities was disclosed in its Amended Form 10-SB (Filed on ____________, 2000).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None.

ITEM 5. OTHER INFORMATION.

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

        No exhibits required.

        There were no reports filed on Form 8-K during the three month period ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 15th day of October, 2000.

                                      METALINE CONTACT MINES


                                      By:      /s/ John W. Beasley
                                          -----------------------------------
                                          John W. Beasley
                                          Secretary