Form 10KSB
period 2000-12-31
METALINE CONTACT MINES
filed 2001-04-27
CIK 1113006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                         For the fiscal year ended December 31, 2000

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                         For the transition period from __________ to __________
                                      Commission file number ___________________


                             METALINE CONTACT MINES
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                 Washington                                   91-0779945
---------------------------------------------          -------------------------
(State or other jurisdiction or incorporation              (I.R.S. Employer
              or organization)                            Identification No.)

6599 Prichard Creek Road, Murray, Idaho                  83874
----------------------------------------    ------------------------------------
(Address of principal executive offices)               (Zip Code)


Issuer's telephone number 208-682-2217


Securities registered under Section 12(b) of the Exchange Act:

       Title of each class             Name of each exchange on which registered

-----------------------------------    -----------------------------------------

-----------------------------------    -----------------------------------------


Securities registered under Section 12(g) of the Exchange Act:

                        Capital Common - $0.05 Par Value
--------------------------------------------------------------------------------
                                (Title of Class)


--------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year.  $12,000.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $302,042 as of April 25, 2001

     (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No.

NOT APPLICABLE

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 14,064,300 as of April 25, 2001

                       DOCUMENTS NCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 31, 1990).

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I

Item 1.        Description of Business                                         4

Item 2.        Description of Property                                         7

Item 3.        Legal Proceedings                                               7

Item 4.        Submission of Matters to a Vote of Security Holders             7

PART II

Item 5.        Market for Common Equity and Related Stockholder Matters        8

Item 6.        Management's Discussion and Analysis or Plan of Operation       8

Item 7.        Financial Statements                                           10

Item 8.        Changes In and Disagreements With Accountants on Accounting
               And Financial Disclosure                                       23

PART III

Item 9.        Directors, Executive Officers, Promoters and Control Persons;
               Compliance With Section 16(a) of the Exchange Act              23

Item 10.       Executive Compensation                                         24

Item 11.       Security Ownership of Certain Beneficial Owners and
               Management                                                     27

Item 12.       Certain Relationships and Related Transactions                 28

Item 13.       Exhibits and Reports on Form 8-K                               29

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

        The Company was incorporated on November 15, 1928 pursuant to the laws of the State of Washington, for the purposes of engaging in the acquisition, leasing, exploration and, if warranted, development and mining of mineral resource properties, and to conduct all business appertaining thereto. Subsequent its organization the Company began acquiring unpatented zinc-lead mining claims and other mineral rights in the Metaline District, Pend Oreille County, State of Washington.

        Unpatented mining claims are claims in which an individual, corporation, or other legal entity, by the act of a valid location under the mining laws of the United States, has obtained a right to remove and extract minerals from the land, but where full title of the land has not been acquired from the U.S. Government. A patented mining claim refers to a parcel of mineral land for which the Federal Government has conveyed its title to an individual, corporation or other legal entity.

        From 1928 until 1946, the Company was inactive, except for maintaining its mineral holdings, and in 1946, leased its mineral holdings to Metaline Mining & Leasing Company for a period of 25 years. There is no affiliation, past or present, between the Company and Metaline Mining & Leasing Company.

        In 1959, The Bunker Hill Company (hereinafter "Bunker Hill") began managing the Company's business affairs and minerals holdings. The Company, however, remained a non-operating corporation until after the expiration of its lease with Metaline Mining & Leasing Company.

        On November 7, 1960, the Company entered into a Plan and Agreement of Reorganization and Recapitalization with the Bunker Hill and Day Mines Inc (hereinafter "Day Mines"), who at the time were large shareholders of the Company, and the owners of other mining properties in the Metaline District, Pend Oreille County, Washington. The parties to the reorganization agreement felt that by consolidating their respective mining properties under the common ownership of the Company, the combined mining properties could be more advantageously explored and, if warranted, developed. In consideration of said additional mining properties, and the cancellation of certain indebtedness the Company had with Bunker Hill and Day Mines, the Company issued 1,288,619 shares of its common stock to Bunker Hill, and 728,825 shares of its common stock to Day Mines.

        On April 14, 1976, the Company entered into an Exploration and Operating Agreement (the "1976 Agreement") with Bunker Hill whereby Bunker Hill was granted the exclusive right to conduct exploration and, if warranted, development and mining operations on the Company's mineral holdings.

        In 1982, control of the Company was transferred from Bunker Hill to Bunker Limited Partnership, who subsequently transferred the operating control of the 1976 Agreement to Pintlar Corp., a subsidiary of Gulf Resources & Chemical, the parent company of Bunker Hill. In 1990, Pintlar Corp. transferred operating control of the 1976 Agreement to Resource Finance Inc., the U.S. subsidiary of RFC Resource Finance Corporation, Toronto, Ontario, Canada. In 1996, Cominco American Incorporated acquired operating control of the 1976 Agreement with its acquisition of Resource Finance Inc.

        In October of 1996, the then-current management and majority shareholders of the Company commenced a structured reorganization whereby the Company organized Metaline Contact Mines LLC (hereinafter "MCMLLC"), a Delaware Limited Liability Company, and assigned all of the surface rights to the private real property and standing timber thereon (hereinafter the "Assigned Assets") it acquired in the 1960 reorganization agreement with Bunker Hill and Day Mines, to MCMLLC in exchange for a 99% equity membership interest in MCMLLC. At that time, management of the Company felt it would be in the best interests of the shareholders of the Company to transfer the Assigned Assets to a limited liability company that is owned by the shareholders of the Company in proportion to their interests in the Company. The Company became the Managing Member of MCMLLC. Immediately after its organization, and prior to being assigned the Assigned Assets, MCMLLC had no business or assets.

        A limited liability company is owned by its "members", and members own "equity membership interests" in the limited liability company similar to partnership interests in a partnership. In most states, including Delaware, each member has the authority to manage the business and affairs of the limited liability company unless such management authority is vested in one or more managers. Members of a limited liability company whose business and affairs are managed by a "manager" or "managers" become "non-managing members" and own "non-managing equity membership interests". As the Managing Member of MCMLLC, the Company has the full, exclusive and complete discretion to manage and control the business affairs of MCMLLC, including, but not limited to, the right to make all decisions affecting the business and affairs of MCMLLC as it deems necessary or appropriate to accomplish the purposes and direct the affairs of MCMLLC. The non-managing members of MCMLLC have no rights to vote on or consent to any matter, act, decision or document involving MCMLLC or its business, or take part in the day-to-day management, or the operation or control, of the business and affairs of MCMLLC.

        As a part of its reorganization, the Company retained ownership of all sub-surface mineral rights to the Assigned Assets, ownership of its unpatented mining claims and attached mineral rights, and offered it's shareholders the opportunity to exchange their shares of common stock in the Company for proportionate non-managing equity membership interests in MCMLLC. A total of 19 of the Company's 302 shareholders accepted the exchange offer that resulted in MCMLLC owning 11,686,643 shares of common stock in the Company, or 93.02% of the outstanding shares of the Company at the time of the reorganization.

        On September 1, 1997, the then-current management of the Company negotiated a new Mining Lease With Purchase Option with Cominco American Incorporated (hereinafter the "New Cominco Lease") on the Company's mineral rights, which New Cominco Lease superseded the 1976 Agreement in its entirety.

        On June 1, 1998, Nor-Pac Limited Company (hereinafter "Nor-Pac"), an Idaho Limited Liability Company, acquired a 99.994% non-managing equity membership interest in MCMLLC from 18 of its non-managing members, and became the controlling shareholder of the Company through its majority ownership of MCMLLC. Simultaneous therewith, the Company's Board of Directors resigned, Nor-Pac filled the vacant Board with its slate of Directors, and MCMLLC sold the Assigned Assets to an independent third party.

        The Company does not own any interest in mineral properties or rights that are currently in production, nor has it ever derived any revenues from the sale of zinc or other materials. It has never filed any bankruptcy, receivership or similar proceedings.

        Business of Company

        The Company leases it's mineral rights and properties described in Item 3 below, to Cominco American Incorporated (hereinafter "Cominco") pursuant to the New Cominco Lease. Cominco is the U.S. subsidiary of Cominco Ltd., a large international Canadian mining company. Cominco is exploring for zinc and lead ores on the Company's mineral rights. In the event that Cominco is successful in discovering a commercially viable ore body on the Company's mineral holdings, and that ore body is placed into commercial production, the Company will receive production royalties from Cominco. There are no assurances, however, that Cominco will be successful in discovering a commercially viable ore body on the Company's mineral holdings.

        The term of the New Cominco Lease is for 20 years, with an option for an additional 20-year period, and so long thereafter as there is commercial production from the Company's mineral rights. Under the terms of the New Cominco Lease, the Company receives an advance royalty of $3,000.00 per quarter for the first 5 years, $4,000.00 per quarter for the next 5 years, and $5,500.00 per quarter thereafter. The New Cominco Lease also provides a 3% Net Smelter Returns production royalty upon the commencement of commercial production. During the first 3 years of production the production royalty is fixed at $150,000.00 per year.

        Under the terms of the New Cominco Lease, the Company is not responsible for or subject to any existing or probable governmental approvals or regulations with regard to it's mineral rights. In the event, however, Cominco is successful in placing the Company's mineral rights into commercial production, federal, state and local governmental permits may be required; in which case obtaining any such permits is the responsibility of Cominco. Any ores mined from the Company's mineral rights by Cominco would be by underground mining methods, and transported underground to Cominco's processing facilities that are situated on Cominco's own properties. Tailings ponds and associated waste rock storage areas will be on Cominco owned properties, and, except for surface exploration drilling, and geophysical and geochemical surveys, there will be no surface disturbances on the Company's holdings that would be subject to reclamation requirements. Surface disturbances from surface drilling, and geophysical and geochemical surveys, would be extremely minor, and in the event Cominco failed to reclaim such sites, the Company may be required to reclaim same, in which case the resultant liability to the Company would not be significant. All permitting, and reclamation requirements and liabilities with regard to Cominco's processing facilities are for the sole account and responsibility of Cominco. Failure by Cominco to obtain any necessary permits for its processing facilities could result in Cominco ceasing its exploration activities on the Company's mineral holdings, and subject the New Cominco Lease to termination by Cominco on its terms.


        In 1995, McCulley Frick & Gilman Inc. ("MF&G"), an environmental consulting and engineering services firm with offices in Wallace, Idaho, conducted a Phase I Environmental Site Assessment (the "ESA") of the Company's private landholdings. In December of 1997, the Company obtained an update to the ESA also authored by MF&G. Both assessments affirmed that previous mining exploration activities conducted on the properties left no "hazardous substances" or "facilities", as defined in the Comprehensive Environmental, Response, Compensation, and Liability Act ("CERCLA"), and pose no threat to human health, natural resources, or the environment from the standpoint of releases of any potentially hazardous substances to soil, groundwater, surface water or air. It is therefore management's opinion that the Company would have minimal liability if named as a Potentially Responsible Party ("PRP") under CERCLA from any past mining-oriented activities. Further, as stated in the above paragraph, any future mining operations that may be conducted on the Company's mineral rights by Cominco under the New Cominco Lease would be by underground mining methods and the ores extracted would be transported underground in raw form directly to Cominco's processing facilities located on Cominco owned property. No hazardous substances or facilities will be used or constructed on the Company's mineral holdings. Nevertheless, the Company is listed in the chain-of-title of the properties and could be named as a PRP in the future. However, it is management's opinion that any such liability from being named a PRP would be minimal, and defendable under 42 U.S.C. Section 9607(b)(3).


        Additionally, under the New Cominco Lease, Cominco has the responsibility to maintain the Company's unpatented mining claims. To maintain an unpatented mining claim, the claimant must pay a $100 maintenance fee and incur $100 in assessment expenditures annually per claim. In the event Cominco failed to maintain the Company's unpatented mining claims, the Company would be required to pay the annual maintenance fee and incur assessment expenditures in order to maintain the claims in good standing. Due to its large number of unpatented mining claims, any such failure by Cominco could be a significant financial obligation of the Company.

        The Company has no employees, has not announced any new products or services; does not require sources and raw materials; and has spent no funds on research during the last two fiscal years.

        Reports to securities holders

        On September 14, 2000, the Company became a reporting company with the Securities and Exchange Commission, and as a reporting company will file all required reports, including, but not limited to, its Form 10-QSB and Form 10-KSB. The Company will supply annual reports to its shareholders.

        The public may read and copy all materials the Company files with the U.S. Securities and Exchange Commission (the "SEC") at the SEC's Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that will contain reports, proxy and information statements and other information regarding the Company that will be filed electronically with the SEC.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company owns all right, title and interest in and to mineral rights, all of which are located in the County of Pend Oreille, State of Washington, as follows: the mineral rights attached to 5,798 acres of fee simple property; the mineral rights attached to 487 acres of patented mining claims, and the mineral rights attached to 1,925 acres of unpatented lode mining claims. The Company does not own the surface rights to any of the fee simple property or patented mining claims. It does, however, have the right to use of the surface of the fee simple property and patented mining claims for exploration purposes, and the surface of the unpatented mining claims for exploration and, if warranted, development and mining purposes.

        A map of the Company's mineral rights in relationship to Cominco's Pend Oreille Mine properties is shown on the following page.

        The Company rents office facilities at 6599 Prichard Creek Road, Murray, Idaho 83874, pursuant to an Office Service Agreement, dated June 1, 1998, as amended on July 1, 1999 and September 1, 2000, between Murrayville Land Company LLC and the Company. The term of the agreement is month-to-month, for $225.00 per month, plus its share of the operating costs of the facility, and other expenses

        The Company does not invest in real estate or interests in real estate, does not invest in real estate mortgages or the types of properties subject to mortgages, does not invest in the securities of or interests of persons primarily engaged in real estate, does not own any improved properties, and has no plans for the renovation, improvement or development of any of its properties. In the opinion of management, the Company's properties are adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

        Neither the Company, its directors, officers or affiliates, or owners of record or beneficially of more than 5% of any class of voting securities, is a party to any pending legal proceedings, nor do any of the above named parties expect to be a party to any future legal proceedings. Additionally, the Company is not aware of any governmental authority that is contemplating legal proceedings against the Company, its mineral rights or properties.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the past fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's shares as of the date of this filing are not listed for trading on NASDAQ or its OTCBB, but have been approved for trading on the National Quotation Bureau's "Pink Sheets", since June 4, 1999. The range of high and low bid information for the last seven quarters is as follows:

                                            High          Low

                      2nd Quarter, 1999:    $0.25         $0.0625
                      3rd Quarter, 1999:    $0.25         $0.0625
                      4th Quarter, 1999:    $0.25         $0.0625

                      1st Quarter, 2000:    $0.25         $0.0625
                      2nd Quarter, 2000:    $0.25         $0.0625
                      3rd Quarter, 2000:    $0.25         $0.0625
                      4th Quarter, 2000:    $0.375        $0.08

                      1st Quarter, 2001     $0.375        $0.08

        The above quotations were supplied by J. Alexander Securities Inc., Los Angeles, California, and commencing in the first quarter of 2000, by Olson Payne, Spokane, Washington. J. Alexander Securities and Olson Payne are licensed securities brokerage firms registered with the National Association of Securities Dealers. There is no affiliation between the Company and either of these firms. The quoted prices are inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

        Management approved the reservation of 2,000,000 shares of the Company's common stock for options pursuant to the 1999 Stock Option Plan (the "Stock Option Plan"). On November 15, 1999, the Company held a Special Meeting of Shareholders, who approved the Stock Option Plan. On November 16, 1999, the Company issued options to its three (3) directors and an independent consultant totaling One Million (1,000,000) shares. The independent consultant is Gene George of Spokane, Washington.

        There are approximately 250,000 shares of common stock that are eligible to be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company has not agreed to register any of its securities under the Securities Act for sale by its security holders, nor is any of its common equity being, or has been, proposed to be offered publicly. The Company has issued no dividends to date, and there are no immediate plans to issue dividends this year or in the immediate future.

        There are 303 shareholders of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Results of Operations

        The Company had revenues from operations of $12,000 in 2000, the same as its operating revenues of $12,000 in 1999. However, the Company experienced an increased operating loss of $143,192 in 2000 versus $82,545 in 1999. The increased loss, $60,647 in 2000, was predominantly due to increased consulting, professional and associated costs related to the Company filing its Form 10-SB Registration Statement, as amended, with the Securities and Exchange Commission ("SEC").

        Consulting and management fees increased by $40,508 in 2000 to $120,075 versus $79,567 in 1999, due to the change in compensation under the Company's Management Agreement with Nor-Pac from stock to cash consideration, and increased time involvement to prepare the Company's Form 10-SB Registration Statement. Professional fees, consisting of legal and accounting, increased $10,413 in 2000 to $19,141 versus $8,728 in 1999, due to legal assistance, and audited and audit reviewed financial statements necessitated in SEC filing requirements. Transfer agent fees decreased $48 in 2000 to $909 from $957 in 1999 due to a decrease in trading volume on the Company's common stock. Office supplies and expenses increased to $13,294 in 2000 from $4,335 in 1999 due to costs of a financial printing firm of $8,268 to prepare and file the Company's Form 10-SB and amendments thereto on the SEC's EDGAR electronic filing system. Utilities decreased $131 in 2000 to $4 from $135 in 1999, due to the Company's utilities being included in the office services expense. Travel expenses increased by $956 in 2000, up to a total of $1,700 in 2000 from $744 in 1999, due to increased travel to compile information required in the Company's Form 10-SB Registration Statement and amendments thereto. Taxes and licenses expenses decreased $10 in 2000 to $69 from $79 in 1999 due to a reduction in the Idaho State minimum corporate tax.

        The Company's other income increased by $9,899 in 2000 to $20,985 from $11,086 in 1999. The increase was caused by interest earned on the Company's Promissory Note with Nor-Pac, increased dividend rates earned on the Company's money market account, and a decrease in the amount of loss from its investment in Metaline Contact Mines LLC of 6,782, to $405 in 2000 versus $7,187 in 1999.

        Financial Condition

        The Company's financial condition for the years 1999 and 2000 is such that it can continue at its current level of operations for an additional 2 years without the necessity of additional capital. Current level of operations includes maintaining compliance with the New Cominco Lease, and the reporting requirements of the SEC. Thereafter, the Company may require additional capital for future operating costs and working capital. Such additional capital could be obtained from either increased revenues from operations (in the event the Company's mineral rights and properties are placed into commercial production by Cominco), or from the sale of shares of the Company's authorized, but unissued, common stock.

        Under the New Cominco Lease, any production decision on the Company's mineral rights and properties is under the sole discretion and control of Cominco. Further, there are no assurances that the Company would be able to sell shares of its authorized, but unissued, common stock on terms acceptable to the Company. And, any such sales of shares could be dilutive to the Company's then-existing shareholders, and any debt financings could involve restrictive covenants with respect to future capital raising activities, and other financial and operational matters.

        At present there are no trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company's short-term or long-term liquidity; there are no material commitments for capital expenditures, except for the management of its own business affairs; and there are no known trends, events or uncertainties that have or that are reasonably expected to have a material impact on the revenues from operations.

        As a mineral resource exploration oriented enterprise, the Company will investigate future business opportunities that are consistent with its corporate charter and field of expertise, and in the opinion of management worthy of investigation. However, the Company competes with other mining companies in the acquisition of mineral properties, some of which have substantially greater financial resources than the Company. Management has not recognized any such opportunities as of the date of this filing, and does not expect to during the next 12-month period. In the event such an opportunity would materialize, the Company's initial due diligence process in investigating such opportunity would not involve any significant investment by the Company.

        Liquidity and Capital Resources

        To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company's cash position as of December 31, 2000 was $321,761 as compared to $322,728 as of December 31, 1999.

         The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company's most significant cash requirement is its management fee of $10,000 per month payable under the terms of its Management Agreement with Nor-Pac. However, as a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company's affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). The Company also has a related party receivable from MCMLLC in the amount of $109,413 as of December 31, 2000. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

        Based on the foregoing, it is management's opinion that at its current level of operations the Company can satisfy its working capital requirements internally in the immediate future without the need to seek outside sources of equity or debt funding.


ITEM 7. FINANCIAL STATEMENTS






                             METALINE CONTACT MINES

                              FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

















                            WILLIAMS & WEBSTER, P.S.
                          CERTIFIED PUBLIC ACCOUNTANTS
                        BANK OF AMERICA FINANCIAL CENTER
                          601 W. RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201

                             METALINE CONTACT MINES


                                TABLE OF CONTENTS





INDEPENDENT AUDITOR'S REPORT                                                   1


FINANCIAL STATEMENTS

         Balance Sheets                                                        2
         Statements of Operations                                              3
         Statement of Stockholders' Equity                                     4
         Statements of Cash Flows                                              5

NOTES TO FINANCIAL STATEMENTS                                                  6

                     [WILLIAMS & WEBSTER, P.S. LETTERHEAD]


The Board of Directors
Metaline Contact Mines
Murray, Idaho

                          INDEPENDENT AUDITOR'S REPORT


We have audited the accompanying balance sheets of Metaline Contact Mines as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimated made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Contact Mines as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ WILLIAMS & WEBSTER, P.S.

Williams & Webster, P.S.
Spokane, Washington
Certified Public Accountants

March 5, 2001

                             METALINE CONTACT MINES
                                 BALANCE SHEETS

                                                                  December 31,       December 31,
                                                                      2000              1999
                                                                 ---------------    --------------
ASSETS

     CURRENT ASSETS
         Cash and cash equivalents                              $       321,761    $      321,228
         Federal tax deposit                                                  -             1,500
                                                                 ---------------    --------------
             Total Current Assets                                       321,761           322,728
                                                                 ---------------    --------------

     OTHER ASSETS
         Receivables from related parties                               109,413           226,768
         Investment in LLC                                               37,847            38,253
                                                                 ---------------    --------------
             Total Other Assets                                         147,260           265,021
                                                                 ---------------    --------------

     TOTAL ASSETS                                               $       469,021    $      587,749
                                                                 ===============    ==============



LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Accounts payable                                       $         1,355    $       25,876
         Deferred royalty income                                          3,000                 -
                                                                 ---------------    --------------
             Total Current Liabilities                                    4,355            25,876
                                                                 ---------------    --------------

     COMMITMENTS AND CONTINGENCIES                                            -
                                                                 ---------------    --------------

     STOCKHOLDERS' EQUITY
         Common stock, $0.05 par value;
             20,000,000 shares authorized,
             14,064,300 and 13,564,300 shares
             issued and outstanding, respectively                       703,222           678,222
         Additional paid-in capital                                     302,165           302,165
         Stock options                                                   13,632            13,632
         Accumulated deficit                                           (554,353)         (432,146)
                                                                 ---------------    --------------
             Total Stockholders' Equity                                 464,666           561,873
                                                                 ---------------    --------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $       469,021    $      587,749
                                                                 ===============    ==============

   The accompanying notes are an integral part of these financial statements.

                             METALINE CONTACT MINES
                            STATEMENTS OF OPERATIONS

                                                            For the Year Ended
                                                    -----------------------------------
                                                      December 31,       December 31,
                                                          2000               1999
                                                    ----------------   ----------------
REVENUES
     Royalty income                                $         12,000   $         12,000
                                                    ----------------   ----------------

GENERAL AND ADMINISTRATIVE EXPENSES
     Consulting and management fees                         120,075             79,567
     Professional fees                                       19,141              8,728
     Transfer agent fees                                        909                957
     Office supplies and expenses                            13,294              4,335
     Utilities                                                    4                135
     Travel and meals                                         1,700                744
     Taxes and licenses                                          69                 79
                                                    ----------------   ----------------
        Total General and Administrative Expenses           155,192             94,545
                                                    ----------------   ----------------

OPERATING LOSS                                             (143,192)           (82,545)
                                                    ----------------   ----------------

OTHER INCOME
     Interest income                                          3,563              2,355
     Dividend income                                         17,827             15,918
     Loss from investment in LLC                               (405)            (7,187)
                                                    ----------------   ----------------
       Total Other Income                                    20,985             11,086
                                                    ----------------   ----------------

LOSS BEFORE TAXES                                          (122,207)           (71,459)

INCOME TAX EXPENSE                                                -                  -
                                                    ----------------   ----------------

NET LOSS                                           $       (122,207)  $        (71,459)
                                                    ================   ================

NET LOSS PER COMMON SHARE,
     BASIC AND DILUTED                             $          (0.01)  $          (0.01)
                                                    ================   ================

WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED                                   14,043,466         13,378,684
                                                    ================   ================

   The accompanying notes are an integral part of these financial statements.

                             METALINE CONTACT MINES
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                  Number of                                                   Total
                                                   Common       Common    Paid-in   Accumulated   Stock    Stockholders'
                                                Stock Shares     Stock    Capital     Deficit    Options      Equity
                                                ------------   --------  ---------  -----------  --------  -------------
  Balance, January 1, 1999                       12,814,300   $ 640,722  $ 302,165  $ (360,687)  $      -  $   582,200

     Issuances of stock for consulting fees at
     $0.05 per share                                750,000      37,500          -           -          -       37,500

     Stock options granted November 16, 1999              -           -          -           -     13,632       13,632

     Net loss for the year ended                          -           -          -     (71,459)         -      (71,459)
     December 31, 1999
                                                ------------   --------   --------   ---------   --------   ----------

  Balance, December 31, 1999                     13,564,300     678,222    302,165    (432,146)    13,632      561,873

     Issuances of stock for consulting fees at
     $0.05 per share                                500,000      25,000          -          -           -       25,000

     Net loss for the year ended                          -           -          -    (122,207)         -     (122,207)
     December 31, 2000
                                                ------------   --------   --------   ---------   --------   ----------

  Balance, December 31, 2000                     14,064,300   $ 703,222  $ 302,165  $ (554,353) $  13,632  $   464,666
                                                ============   ========   ========   =========   ========   ==========

   The accompanying notes are an integral part of these financial statements.

                             METALINE CONTACT MINES
                            STATEMENTS OF CASH FLOWS

                                                                              For the Year Ended
                                                                      -----------------------------------
                                                                        December 31,       December 31,
                                                                            2000               1999
                                                                      ----------------   ----------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss                                                        $      (122,207)   $       (71,459)
      Adjustments to reconcile net loss to net cash
          provided (used) by operating activities:
      Changes in assets and liabilities:
           Decrease (increase) in account receivable                          117,355            (97,355)
           Decrease in investment in LLC                                          406              7,187
           Increase (decrease) in accounts payable                            (24,521)            25,876
           Decrease (increase) in other assets                                  1,500             (1,500)
           Increase in unrealized royalty income                                3,000                  -
      Payment of expenses from stock options granted                                -             13,632
      Payment of expenses from issuance of stock                               25,000             37,500
                                                                      ----------------   ----------------
                 Net cash provided (used) by operating activities                 533            (86,119)
                                                                      ----------------   ----------------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                         -                  -
                                                                      ----------------   ----------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                         -                  -
                                                                      ----------------   ----------------

      Net increase (decrease) in cash and cash equivalents                        533            (86,119)

Cash and cash equivalents, beginning of year                                  321,228            407,347
                                                                      ----------------   ----------------

Cash and cash equivalents, end of year                               $        321,761   $        321,228
                                                                      ================   ================

Supplemental cash flow disclosures:
      Income taxes paid                                              $              -   $              -
      Interest paid                                                  $              -   $              -

NON-CASH TRANSACTIONS:
      Stock issued in payment of consulting and other expenses       $         25,000   $         37,500
      Payment of expenses from stock options granted                 $              -   $         13,632


   The accompanying notes are an integral part of these financial statements.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Metaline Contact Mines (hereinafter "Metaline") was incorporated in November of 1928 under the laws of the State of Washington for the purpose of engaging in mining and the buying and selling of ores, metals, and minerals.

The Company was reorganized and recapitalized in 1960 and its articles of incorporation were amended to expand its business purposes to include various additional business activities. Metaline has continued its operations since its formation and has historically acquired land, mineral rights, patented lode mining claims, and timber in the Pacific Northwest.

In the last quarter of 1996, Metaline transferred substantially all of its assets to a limited liability company. See Note 4.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Use of Estimates

The process of preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires the use of estimates and assumptions regarding certain types of assets, liabilities, revenues, and expenses. Such estimates primarily relate to unsettled transactions and events as of the date of the financial statements. Accordingly, upon settlement, actual results may differ from estimated amounts.

Cash and Cash Equivalents

For purposes of the Statement of Cash Flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current period presentation. This reclassification has resulted in no changes to the Company's accumulated deficit or net losses presented.

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, investments, and payables approximate their fair value.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

At December 31, 2000, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Investments

The Company accounts for its investment in Metaline Contact Mines LLC using the equity method. See Note 4.

Compensated Absences

Currently, the Company has no employees; therefore it is impracticable to estimate the amount of compensation for future absences and no liability has been recorded in the accompanying financial statements. The Company's policy will be to recognize the costs of compensated absences when actually paid to employees.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted loss per share were the same, as there were no common stock equivalents outstanding.

NOTE 3 - CASH EQUIVALENTS

The Company held funds in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Company. The balance in that account was $310,460 and $320,441 for the years ended December 31, 2000 and 1999, respectively.

NOTE  4 - INVESTMENT IN LLC

On October 30, 1996, the Company organized a Delaware limited liability company, Metaline Contact Mines, LLC (hereinafter "The LLC"). Upon organization of The LLC, the Company transferred substantially all of its assets (primarily real property surface rights and timber) to The LLC. At the time of The LLC's formation, the Company was the sole, managing member in The LLC, representing 100% ownership.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE  4 - INVESTMENT IN LLC (CONTINUED)

In 1998, the majority of the Company's interest in The LLC was expensed in connection with the sale of the majority of The LLC's assets.

At the beginning of 1998, the Company's former shareholders acquired 93 percent of The LLC by transferring their stock in the Company to The LLC in exchange for non-managing membership interests. (See Note 6.) At the conclusion of this share exchange, the Company's percentage of ownership in The LLC was reduced to seven percent (7%). The Company wrote down its initial investment by 93% to reflect its diluted investment in The LLC. After the write down of its investment, and net change in member capital during the year 1998, the value of the Company's investment in The LLC was $45,440 at December 31, 1998.

After the dilution of its investment in The LLC, the Company continued as the managing member of The LLC. See Note 5.

In 1999, a net loss of $7,187 in The LLC resulted in a decreased value of the Company's interest to $38,383.

At December 31, 2000, the Company recorded a loss in The LLC of $405, resulting in a decreased value of the Company's interest to $37,847.

NOTE 5 - CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company (hereinafter "Nor-Pac") purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities' non-managing membership interests in Metaline Contact Mines LLC. See Note 4.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

All earnings from The LLC in 1997 and 1996 were attributed by The LLC's principal owners to Metaline. Accordingly, Metaline reported these earnings as its own taxable income (on both Metaline's and The LLC's federal income tax returns) although Metaline retained only a 6.9861 percent interest in The LLC from the end of 1996 to December 31, 1998. For calendar 1998 and future years, Metaline will report only its pro rata share (6.9861%) of taxable income from The LLC, with other LLC members reporting their respective share of LLC taxable income.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 6 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of December 31, 2000, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 5 regarding a change in LLC ownership.

See Note 11 regarding management contract with related party.

NOTE 7 - COMMON STOCK

The Company has authorized the issuance of 20,000,000 shares of common stock at a par value of $0.05 per share.

During the year ended December 31, 1999, the Company issued 750,000 shares of common stock to Nor-Pac, a related party, for consulting fees valued at $37,500.

The Company issued 500,000 shares of its common stock to Nor-Pac during the year ended December 31, 2000. These shares, valued at $25,000, were also issued for consulting fees.

NOTE 8 - STOCK OPTIONS

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 6.11%, volatility is 0.3, and the expected life of the options is ten years. Accordingly, $13,632 of the option's expense was initially recorded in the Company's financial statements as consulting and management fees during the year ended December 31, 1999. In accordance with Financial Accounting Standard No. 123 paragraph 115, this expense was deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 8 - STOCK OPTIONS (CONTINUED)

Following is a summary of the status of fixed options outstanding at December 31, 1999 and 2000:

                                                               Weighted
                                                                Average
                                            Number of          Exercise
                                             Shares              Price
                                         ----------------    --------------
Outstanding, January 1, 1999                    -                $ -
   Granted                                     1,000,000           0.125
   Exercised                                    -                  -
   Forfeited                                    -                  -
   Expired                                      -                  -
                                         ----------------    --------------
Outstanding, December 31, 1999                 1,000,000         $ 0.125
                                         ================    ==============

Exercisable, December 31, 1999                 1,000,000         $ 0.125
                                         ================    ==============

Outstanding, January 1, 2000                   1,000,000         $ 0.125
   Granted                                      -                  -
   Exercised                                    -                  -
   Forfeited                                    -                  -
   Expired                                      -                  -
                                         ----------------    --------------

Outstanding, December 31, 2000                 1,000,000           $ 0.125
                                         ================    ==============

Exercisable, December 31, 2000                 1,000,000           $ 0.125
                                         ================    ==============


NOTE 9 - MINING LEASE WITH PURCHASE OPTION

On September 1, 1997, Metaline and The LLC acting jointly as lessors, executed an agreement with Cominco American Incorporated (hereinafter "Cominco") wherein Cominco received the right to explore, develop, and mine the Company's underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Under this lease agreement, Cominco obligates itself to pay the lessors $3,000 per quarter for the first five years of the lease with ascending quarterly increments at each successive five year interval.

The aforementioned quarterly disbursements are characterized by the lease as "advance royalty payments" which may be fully offset against a three-percent production royalty retained by the lessors.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

NOTE 9 - MINING LEASE WITH PURCHASE OPTION (CONTINUED)

The lease agreement, while providing that Cominco must expend $125,000 in exploration work within the first five years of the lease, also gives Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term.

From the inception of the lease through December 31, 2000, the Company has received $39,016 in payments from Cominco.

NOTE 10 - INCOME TAXES

The Company has available unused operating loss carryforwards that may be applied against future taxable income that expire on various dates through December 31, 2020.

No deferred tax benefit has been reported in the financial statements, as the Company believes there is a significant chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount. The estimated operating loss attributed to the year ended December 31, 2000 was $122,000.

NOTE  11 -  RELATED PARTIES

Related Party Receivables

At December 31, 2000, the Company had approximately $109,000 of related party receivables on its balance sheet. The majority of these receivables originated with the Company's share of undistributed proceeds from a property sale by The LLC in 1998.

Management and Consulting Services

In June 1998, Metaline executed an agreement with Nor-Pac wherein, for providing management and consulting services to Metaline, Nor-Pac was entitled to receive 500,000 shares of the Company's common stock in the second half of 1998, 250,000 shares of the Company's common stock quarterly in 1999 and $10,000 per month thereafter commencing on January 1, 2000. The Company issued 250,000 shares and 500,000 shares during the years ended December 31, 1999 and 2000, respectively, as required by the management and consulting agreement, in addition to paying $120,000 in cash in 2000 for services.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no changes in or disagreements with accountants on accounting and financial disclosure of the Company during the Company's two most recent fiscal years.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND PROMOTERS AND CONTROL PERSONS

        The officers and directors of the Company are as follows:

        Richard L. Howell. Age 65. Mr. Howell has been the President and a director of the Company since 1998. From 1978 to 1995, Mr. Howell was the Personal Representative of the Estate of Nelson R. Howard and Trustee of the Testamentary Trust created under the Will of Nelson R. Howard. From 1995 to June 1, 2000, Mr. Howell was the Manager of Golconda Limited Company, the successor to the Nelson Howard Trust. From 1994 to present Mr. Howell has been the President and a Governor of Mission Mountain Interests Ltd. Co.; from 1997 to present the President and a Governor of Nor-Pac Limited Company; from 1998 to present, the President and a Governor of Murrayville Land Company LLC, and from 1998 to present, a Director of Paymaster Resources Incorporated.

        John W. Beasley. Age 55. Mr. Beasley has been the Secretary and a director of the Company since 1998. He holds a Bachelor of Science degree in Agricultural Economics from the University of California at Berkeley. From 1967 to 1975, Mr. Beasley played professional football for the Minnesota Vikings (including Super Bowl IV) and New Orleans Saints. From 1976 to 1982, he held numerous management positions with the Gulf Consolidated Services organization, including Vice President - Eastern Hemisphere in London, England. From 1992 to present, Mr. Beasley has been President and Manager of J.W. Beasley Interests LLC; from 1994 to present, the Secretary and a Governor of Mission Mountain Interests Ltd. Co.; from 1997 to present, the Secretary and a Governor of Nor-Pac Limited Company; from 1998 to present, the Secretary and a Governor of Murrayville Land Company LLC, the Secretary and a Governor of East-of-Idaho LLC, and the President and a Director of Paymaster Resources Incorporated; from 1999 to present, the Secretary and a Governor of Prichard Creek Resource Partners LLC.

        Ed Pommerening. Age 52. Mr. Pommerening has been a director of the Company since 1998. He holds a Bachelor of Science degree in Forestry from the University of Idaho. From 1974 to 1982, Mr. Pommerening was the Forester for The Bunker Hill Company, and from 1982 to 1991 for the Bunker Limited Partnership. From 1991 through 1993, Mr. Pommerening was the Forester for Pintlar Corp. From 1993 to the present, Mr. Pommerening has been the President and Manager of Riverview Timber Services LLC; from 1997 to present, a Governor of Nor-Pac Limited Company, and from 1998 to present, the Secretary and a Director of Paymaster Resources Incorporated.

        The principal business conducted by the other companies mentioned in the above resumes is as follows:

        (1) Golconda Limited Company, an Idaho limited liability company, is the successor to the assets formerly owned in the Nelson Howard Trust, which actively invests in real estate, private timberlands, ranchlands, and other companies.

        (2) Mission Mountain Interests Ltd. Co., an Idaho limited liability company, owns and operates private timberlands, which timberlands are leased to the City of Kellogg, as the Silver Mountain Ski and Summer Resort, in Shoshone County, Idaho.

        (3) J.W. Beasley Interests LLC, an Idaho limited liability company, is a management, consulting and investment holding company specializing in the natural resources industry.

        (4) Riverview Timber Services LLC, an Idaho limited liability company, is a consulting forestry company.

        (5) Paymaster Resources Incorporated, an Idaho corporation, is a mineral exploration company that leases the Golden Chest Mine, Shoshone County, Idaho.

        (6) Nor-Pac Limited Company, an Idaho limited liability company, is a management, consulting and investment holding company with interests in real property and other companies.

        (7) Murrayville Land Company LLC, an Idaho limited liability company, owns and operates an executive office facility in Murray, Idaho.

        (8) East-of-Idaho LLC, a Wisconsin limited liability company, owns and operates a small resort in central Wisconsin.

        (9) Prichard Creek Resource Partners LLC, an Idaho limited liability company, owns unpatented mining claims in Shoshone County, Idaho.

        (10) Pintlar Corp. was a wholly owned subsidiary of Gulf Resources & Chemical created to manage the environmental affairs at the Bunker Hill Mine Superfund Site in Kellogg, Idaho, and the employee retirement/benefit plans for Bunker Hill employees.

        The Directors of the Company are not directors of any other reporting companies. The Company's Secretary, John W. Beasley, spends approximately 20 hours per week, and its President, Richard L. Howell, spends approximately 5 hours per week, on the business affairs of the Company.

        There are no persons, other than the officers and directors of the Company, expected to make a significant contribution to the business of the Company. There are no family relationships among the officers and directors of the Company, nor have any of them been subject to a bankruptcy petition filed by or against any business of which they were officers, directors or partners. Additionally, none of the officers and directors of the Company have been convicted in a criminal proceeding, or subject to a pending criminal proceeding; been, or is subject to any order, judgment, or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting their involvement in any type of business, securities or banking activities. None of the officers and directors of the Company have violated any federal or state securities or commodities law, or found by any court of competent jurisdiction, the Securities and Exchange Commission, or the Commodity Futures Trading Commission to have violated any such laws.

ITEM 10.       EXECUTIVE COMPENSATION

        On June 1, 1998, the Company entered into the Management Agreement described below with Nor-Pac Limited Company ("Nor-Pac"). To date, the Company has paid Nor-Pac management fees in the amount of 1,500,000 shares of its authorized, but unissued, common stock, with an aggregate value of $75,000, and $140,000 in cash. Nor-Pac is owned, as to 75%, by entities that are owned by the Company's directors as disclosed below.

        Summary Compensation Table
        -----------------------------------------------------------------------------------------------------
                                              SUMMARY COMPENSATION TABLE
        -----------------------------------------------------------------------------------------------------
                                                 Long Term Compensation
        -----------------------------------------------------------------------------------------------------
                          Annual Compensation                        Awards                Payouts
        -----------------------------------------------------------------------------------------------------
           (a)         (b)      (c)     (d)        (e)           (f)         (g)        (h)         (i)
        -----------------------------------------------------------------------------------------------------
         Name                                                 Restricted  Securities
          and                                  Other Annual     Stock     Underlying    LTIP     All Other
        Principal             Salary   Bonus   Compensat0ion     Awards    Option/SAR   Payouts  Compensation
        Position       Year     ($)     ($)         ($)           ($)        (#)         ($)        ($)
        -----------------------------------------------------------------------------------------------------
        Richard        1999      0       0           0             0        250,000       0         1,050
        Howell,        2000      0       0           0             0              0       0        25,000
        President
        and Director
        -----------------------------------------------------------------------------------------------------

        John           1999      0       0           0             0       250,000        0         1,050
        Beasley,       2000      0       0           0             0             0        0        12,500
        Secretary
        and Director
        -----------------------------------------------------------------------------------------------------
        Ed             1999      0       0           0             0       250,000        0         1,050
        Pommerening    2000      0       0           0             0             0        0        25,000
        Director
        -----------------------------------------------------------------------------------------------------

        Option/SAR Grants Table

               --------------------------------------------------------------------------------------------------
                                            OPTION/SAR GRANTS IN LAST FISCAL YEAR
               --------------------------------------------------------------------------------------------------
                                                     Individual Grants
               --------------------------------------------------------------------------------------------------
                  (a)                   (b)                      (c)                    (d)           (e)
               --------------------------------------------------------------------------------------------------
                               Number of Securities     % of Total Options/SAR's    Exercise or
                             Underlying Options/SAR's   Granted to Employees in      Base Price    Expiration
                 Name                Granted                     Year                  ($/S)          Date
               --------------------------------------------------------------------------------------------------
               Richard               250,000                      25%                 $0.125        11-16-09
               Howell
               --------------------------------------------------------------------------------------------------
               John                  250,000                      25%                 $0.125        11-16-09
               Beasley
               --------------------------------------------------------------------------------------------------
               Ed                    250,000                      25%                 $0.125        11-16-09
               Pommerening
               --------------------------------------------------------------------------------------------------
               Gene                  250,000                      25%                 $0.125        11-16-09
               George
               --------------------------------------------------------------------------------------------------

               Note: The Exercise Price, as specified in column "d" above is subject to adjustment. In the event the Company issues or sells any common stock for a per share consideration of less than the Exercise Price stated in column "d" above, the Exercise Price shall be reduced to the price (calculated to the nearest cent) determined by multiplying the Exercise Price in effect immediately prior to the time of such issue or sale by a fraction (i) the numerator of which shall be the sum of (x) the aggregate number of common shares outstanding immediately prior to such issue or sale plus (y) the consideration received by the Company upon such issue or sale, and (ii) the denominator of which shall be the product of (x) the aggregate number of common shares outstanding immediately after the issue or sale, multiplied by (y) the market price of the common shares immediately prior to such issue or sale.

                        No adjustment of the Exercise Price shall be made by reason of (i) the issue, sale, or grant under any stock option plan or stock purchase plan of the Company or under any individual arrangement or otherwise, to any employee or director of the Company or any independent contractor, in consideration of the rendering of services to the Company by such employee, director, or independent contractor, of any common shares or rights to subscribe for or to purchase, or options for the purchase of, common shares or convertible securities or
                        (ii) a change in the purchase price provided for in any such right or option, in the additional consideration, if any, payable upon the conversion or exchange of any such convertible securities, or in the rate at which any such convertible securities are convertible or exchangeable.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

                ------------------------------------------------------------------------------------------------------
                            AGGREGATE OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                ------------------------------------------------------------------------------------------------------
                   (a)         (b)               (c)                 (d)                              (e)
                ------------------------------------------------------------------------------------------------------
                                                        Number of Securities Underlying    Value of Unexercised In-the
                             Shares           Value     Unexercised Options/SARa at FY-     Money Options/SARs at FY-
                           Acquired on      Realized                 End (#)                          End ($)
                Name       Exercise (#)        ($)
                            Exercisable/Unexecisable                        Exercisable/Unexecisable
                ------------------------------------------------------------------------------------------------------
                Richard         0              0                    250,000 / 0                      $0 / $0
                Howell
                ------------------------------------------------------------------------------------------------------
                John            0              0                    250,000 / 0                      $0 / $0
                Beasley
                ------------------------------------------------------------------------------------------------------
                Ed              0              0                    250,000 / 0                      $0 / $0
                Pommerening
                ------------------------------------------------------------------------------------------------------
                Gene            0              0                    250,000 / 0                      $0 / $0
                George
                ------------------------------------------------------------------------------------------------------

        The Company has no Long Term Incentive Plans. Directors of the Company receive $175.00 for each regularly scheduled meeting of directors, and $350.00 for each specially scheduled meeting, plus normal out-of-pocket expenses incurred to attend said meetings. Except for the options granted to the Directors as described below, there are no other arrangements to compensate directors. The Company has no employment contracts with its executive officers, and no compensatory plan or arrangements with its executive officers in the event of the resignation, retirement or any other termination of such executive officers, nor does the Company have any arrangements with its executive officers in the event of a charge in control of the Company.

        There have been no adjustments, amendments or re-pricing of the exercise price of stock options previously granted since the options were granted in November of 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


        The following table describes the Security Ownership of Certain Beneficial Owners and Management as of April 25, 2001:

        -----------------------------------------------------------------------------------------------------
              (1)            (2)                  (3)               (4)                    (5)
        TITLE OF CLASS   NAME AND              AMOUNT AND     PERCENT OF CLASS     AMOUNT AND (PERCENT)
                         ADDRESS OF            NATURE OF                           OF CLASS IF ALL WARRANTS
                         BENEFICIAL            BENEFICIAL                          ARE EXERCISED
                         OWNER                 OWNER
        ------------------------------------------------------------------------------------------------------
        Common           Metaline Contact      11,236,643           79.89%         11,236,643       (75.85%)
                         Mines LLC             Direct Owner
                         P.O. Box 387
                         Murray, ID 83874 (1)

        Common           Nor-Pac Limited       1,500,000            10.66%          1,500,000       (10.13%)
                         Company               Direct Owner
                         P.O. Box 412
                         Murray, ID 83874

        Common           Richard L. Howell     3,184,161            22.64%          3,434,161       (23.18%)
                         1509 Hemlock          Indirect Owner
                         Lewiston, ID 83501

        Common           Ed Pommerening        3,184,161            22.64%          3,434,161       (23.18%)
                         P.O. Box 369          Indirect Owner
                         Pinehurst, ID 83850

        Common           John W. Beasley       1,592,081            11.32%          1,842,081       (12.43%)
                         P.O. Box 387
                         Murray, ID 83874

        Common           Directors and         6,368,322             56.60%        8,710,403       (58.80%)
                         Executive Officers    Indirect Owners
                         as a group

        -----------------------------------------------------------------------------------------------------

        Note 1: Metaline Contact Mines LLC is owned, as to 99.994%, by Nor-Pac Limited Company (hereinafter "Nor-Pac").

        Note 2: Richard L. Howell is the Trustee of the R.L. and M.D. Howell Trust, the owner of a 25% equity membership interest in Nor-Pac; Ed Pommerening is the President and Manager of Riverview Timber Services LLC, the owner of a 25% equity membership interest in Nor-Pac; and John W. Beasley is the President and Manager of J.W. Beasley Interests LLC, a limited partner (as to 50%) of G.G.J.B. & K.G.P.B. Holdings Limited Partnership (hereinafter referred to as "GGJB"). GGJB is the owner of a 25% equity membership interest in Nor-Pac.

                By virtue of their respective interests in R.L. and M.D. Howell Trust, Riverview Timber Services LLC, and J.W. Beasley Interests LLC (and its interests in GGJB), and those entities' respective interests in Nor-Pac, Messrs. Howell, Pommerening, and Beasley are considered as being "indirect" owners of the above shares.

                There are no arrangements, written or oral, which may result in a change in control of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        On June 1, 1998, the Company entered into an Agreement for Management and Consulting Services with Nor-Pac Limited Company (hereinafter referred to as the "Management Agreement"), which Management Agreement was amended by First Amendment to the Agreement for Management and Consulting Services, dated January 1, 1999. Under the terms of the Management Agreement Nor-Pac Limited Company (hereinafter referred to as "Nor-Pac") provides the Company with certain management and consulting services, and Nor-Pac is entitled to receive Five Hundred Thousand (500,000) shares of the Company's authorized, but unissued, common stock in the second half of 1998, Two Hundred Fifty Thousand (250,000) shares quarterly in 1999, and Ten Thousand Dollars ($10,000.00) per month thereafter commencing on January 1, 2000. In the event in 1999 the Company's common stock becomes publicly traded on NASDAQ's Over-the-Counter Electronic Bulletin Board (OTCBB), Nor-Pac shall receive as additional compensation Five Hundred Thousand (500,000) shares of common stock and One Million (1,000,000) shares if the Company's common stock become listed on NASDAQ. In 1999, the Company's common stock did not become publicly traded on either the OTCBB or NASDAQ, and as a result, Nor-Pac was not compensated the additional shares of the Company's common stock as described hereinabove.

        Commencing on January 1, 2000, the Company and Nor-Pac review on a quarterly basis the amount and scope of the consulting, management and advisory services performed by Nor-Pac on the Company's behalf, and if it is determined that it is a materially greater of lesser amount, then the Company and Nor-Pac shall agree to an equitable adjustment in the fees paid by the Company. All payments due Nor-Pac pursuant to the terms of the Management Agreement have been made.

        Under the terms of the Management Agreement, Nor-Pac makes available to the Company the services of its officers and representatives for the purposes of advising and consulting with the Company concerning all phases of the Company's business affairs and operations, including the following:

        (1) assisting the Company in determining its short and long term capital requirements, in determining the best method of fulfilling such capital requirements, and in locating sources of equity and long and short term debt financing;

        (2) assisting the Company in determining the need for and devising and installing financial, accounting and other office and business systems and controls;

        (3) assisting the Company in developing business investment and management plans and programs, in formulating policies and objectives, and carrying out such plans, programs and policies required for the efficient and successful operation of the Company's business operations;

        (4) assisting the Company in developing a public trading market for its securities;

        (5) assisting the Company in finding, researching, evaluating, leasing, acquiring, joint venturing and in any and all ways securing the rights to natural resource properties.

        Nor-Pac is Seventy Five Percent (75%) owned by entities that are owned, directly or indirectly, in whole or in part, by Richard L. Howell, John
        W. Beasley and Ed Pommerening, directors of the Company. Because of their respective interests in these entities, Richard L. Howell, John W. Beasley and Ed Pommerening may be deemed to have an indirect material interest in the transaction.

        On June 1, 1998, the Company entered into an Office Services Agreement (the "Office Agreement") with Murrayville Land Company LLC ("Murrayville"), which Office Agreement was amended on July 1, 1999 and September 1, 2000. Under the terms of the Office Agreement, Murrayville provides the Company with office facilities and the use of office equipment on a monthly basis for $225 per month, plus its proportionate share of office overhead. All payments to Murrayville under the terms of the Office Agreement are current.

        Murrayville Land Company LLC is 66.66% owned by entities that are owned by Richard L. Howell and John W. Beasley, officers and directors of the Company. By virtue of their respective interests in these entities, Richard L. Howell and John W. Beasley may be deemed to have an indirect material interest in the transaction.

        On June 1, 1998, Metaline Contact Mines LLC (hereinafter "MCMLLC"), a Delaware limited liability company, and parent of the Company, sold properties that the Company's share of proceeds was $507,858. MCMLLC paid the Company $402,388, and the Company recorded an accounts receivable for the balance of $105,470.

        On September 20, 1999, the Company loaned Nor-Pac the sum of $95,000.00 at an annual interest rate of 8.25% pursuant to a formal loan document. The loan, plus all accrued interest, was paid in full on June 20, 2000.

        It is the opinion of the management of the Company that the services and fees provided for in the Management Agreement and the Office Agreement are no less favorable to the Company than could have been secured in arm's-length transactions. The amount of interest paid by Nor-Pac on its loan from the Company was approximately twice the amount being earned by the Company in its money market account at the time of the loan.

        Metaline Contact Mines LLC ("MCMLLC"), a Delaware limited liability company, owns 79.89% of the outstanding shares of the Company. The Company is the Managing Member of MCMLLC.

        The Company has not transacted any business with promoters, nor have any of its assets been or are to be acquired from promoters.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

        (a)    Exhibits required by Item 601 of Regulation S-B:

               Exhibit No.          Description

               3(i) Amended Articles of Incorporation. Incorporated by reference to the Company's Registration Statement on Form 10-SB. File No. 0-31025.

               3(ii) By-Laws. Incorporated by reference to the Company's Registration Statement on Form 10-SB. File No. 0-31025.

               10(i) Mining Lease With Purchase Option. Incorporated by reference to the Company's Registration Statement on Form 10-SB. File No. 0-31025.

               10(ii)(A)        Agreement for Management and Consulting
                                Services. Incorporated by reference to the Company's Registration Statement on Form 10-SB.
                                File No. 0-31025.

        (b) No reports have been filed on Form 8-K during the last fiscal year covered by this report.

                                    SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE CONTACT MINES



By:   /s/ Richard L. Howell                        Date:    4/25/01
    --------------------------------                     -----------------------
      Richard L. Howell, President
      (Principal Executive Officer)


By:   /s/ John W. Beasley                          Date:    4/25/01
    --------------------------------                     -----------------------
      John W. Beasley, Secretary
      (Principal Financial Officer)


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:   /s/ Richard L. Howell                        Date:    4/25/01
    --------------------------------                     -----------------------
      Richard L. Howell
      Director

By:   /s/ John W. Beasley                          Date:    4/25/01
    --------------------------------                     -----------------------
      John W. Beasley
      Director

By:   /s/ Ed Pommerening                           Date:    4/25/01
    --------------------------------                     -----------------------
      Ed Pommerening
      Director

           SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

                                 Not Applicable