Form 10QSB
period 2001-03-31
METALINE CONTACT MINES
filed 2001-05-31
CIK 1113006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period from     1-1-01     to     3-31-01
                                         --------------    ------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.

     For the transition period from              to
                                    -------------  ------------------

                        Commission file number             000-31025
                                                -----------------------------

                             METALINE CONTACT MINES
    ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Washington                                   91-0779945
---------------------------------------         --------------------------------
(State or jurisdiction of incorporation         IRS Employer Identification No.)
          or organization)

                   6599 Prichard Creek Road, Murray, ID 83874
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  208-682-2217
                            ------------------------
                           (Issuer's telephone number

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practical date:      14,064,300
                                         ---------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----

ITEM 1.  FINANCIAL STATEMENTS .............................................    3

ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION .............................   16

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ................................................   17

ITEM 2.  CHANGES IN SECURITIES ............................................   17

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ..................................   17

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..............   17

ITEM 5.  OTHER INFORMATION ................................................   18

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .................................   18

SIGNATURES ................................................................   18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS                                               F-1

                        [WILLIAMS & WEBSTER LETTERHEAD]

The Board of Directors
Metaline Contact Mines
Murray, Idaho

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of March 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Metaline Contact Mines.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with accounting principles generally accepted in the United States of America.

The financial statements for the year ended December 31, 2000 were audited by us and we expressed an unqualified opinion on them in our report dated March 5, 2001, but we have not performed any auditing procedures since that date.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

April 30, 2001

                             METALINE CONTACT MINES
                                 BALANCE SHEETS

                                                         March 31,
                                                           2001     December 31,
                                                       (Unaudited)      2000
                                                       -----------  ------------
ASSETS

     CURRENT ASSETS
         Cash and cash equivalents ..................   $ 301,882    $ 321,761
                                                        ---------    ---------
             Total Current Assets ...................     301,882      321,761
                                                        ---------    ---------

     OTHER ASSETS
         Receivables from related parties ...........     109,413      109,413
         Investment in LLC ..........................      37,742       37,847
                                                        ---------    ---------
             Total Other Assets .....................     147,155      147,260
                                                        ---------    ---------

     TOTAL ASSETS ...................................   $ 449,037    $ 469,021
                                                        =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

     CURRENT LIABILITIES
         Accounts payable ...........................   $  15,196    $   1,355
         Deferred royalty income ....................       3,000        3,000
                                                        ---------    ---------
             Total Current Liabilities ..............      18,196        4,355
                                                        ---------    ---------

     COMMITMENTS AND CONTINGENCIES ..................          --           --
                                                        ---------    ---------

     STOCKHOLDERS' EQUITY
         Common stock, $0.05 par value;
             20,000,000 shares authorized,
             14,064,300 shares issued and
             outstanding ............................     703,222      703,222
         Additional paid-in capital .................     302,165      302,165
         Stock options ..............................      13,632       13,632
         Accumulated deficit ........................    (588,178)    (554,353)
                                                        ---------    ---------
             Total Stockholders' Equity .............     430,841      464,666
                                                        ---------    ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .....   $ 449,037    $ 469,021
                                                        =========    =========

             See accountant's review report and accompanying notes.

                             METALINE CONTACT MINES
                            STATEMENTS OF OPERATIONS

                                                          Three Months Ended
                                                      ---------------------------
                                                        March 31,      March 31,
                                                          2001           2000
                                                       (Unaudited)    (Unaudited)
                                                      ------------    -----------
REVENUES
     Royalty income ................................  $      3,000    $     3,000
                                                      ------------    -----------
GENERAL AND ADMINISTRATIVE EXPENSES
     Consulting and management fees ................        30,000         30,000
     Professional fees .............................         8,396            283
     Transfer agent fees ...........................           237            227
     Office supplies and expenses ..................         1,674          1,159
                                                      ------------    -----------
         TOTAL GENERAL AND ADMINISTRATIVE EXPENSES..        40,307         31,669
                                                      ------------    -----------

OPERATING LOSS .....................................       (37,307)       (28,669)
                                                      ------------    -----------

OTHER INCOME
     Dividend income ...............................         3,287          3,304
     Miscellaneous income ..........................           300            293
     Loss from investment in LLC ...................          (105)          --
                                                      ------------    -----------
         TOTAL OTHER INCOME ........................         3,482          3,597
                                                      ------------    -----------

LOSS BEFORE TAXES ..................................       (33,825)       (25,072)

INCOME TAX EXPENSE .................................          --             --
                                                      ------------    -----------

NET LOSS ...........................................  $    (33,825)   $   (25,072)
                                                      ============    ===========
NET LOSS PER COMMON SHARE,
     BASIC AND DILUTED .............................  $        nil    $       nil
                                                      ============    ===========
WEIGHTED AVERAGE NUMBER
     OF COMMON SHARES OUTSTANDING,
     BASIC AND DILUTED .............................    14,064,300     13,378,684
                                                      ============    ===========

             See accountant's review report and accompanying notes.

                             METALINE CONTACT MINES
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                              Common Stock         Additional                                 Total
                                         -----------------------    Paid-in      Accumulated     Stock     Stockholders'
                                           Shares       Amount      Capital        Deficit      Options       Equity
                                         ----------   ----------   ----------    -----------   ---------   -------------
Balance, January 1, 2000 .............   13,564,300   $  678,222   $  302,165    $ (432,146)   $  13,632    $  561,873

Issuances of stock for consulting
    fees at $0.05 per share ..........      500,000       25,000           --            --           --        25,000

Net loss, December 31, 2000 ..........           --           --           --      (122,207)          --      (122,207)
                                         ----------   ----------   ----------    ----------    ---------    ----------

Balance, December 31, 2000 ...........   14,064,300      703,222      302,165      (554,353)      13,632       464,666

Net loss, March 31, 2001 (Unaudited)..           --           --           --       (33,825)          --       (33,825)
                                         ----------   ----------   ----------    ----------    ---------    ----------

Balance, March 31, 2001 (Unaudited)...   14,064,300   $  703,222   $  302,165    $ (588,178)   $  13,632    $  430,841
                                         ==========   ==========   ==========    ==========    =========    ==========

             See accountant's review report and accompanying notes.

                             METALINE CONTACT MINES
                            STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                                    ------------------------
                                                                     March 31,    March 31,
                                                                       2001         2000
                                                                    (Unaudited)  (Unaudited)
                                                                    -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net loss ..................................................   $ (33,825)    $ (25,072)
      Adjustments to reconcile net loss to net cash
          provided (used) by operating activities:
      Changes in assets and liabilities:
           Increase in prepaid expenses .........................          --        (1,000)
           Decrease in federal tax deposit ......................          --         1,500
           Decrease in investment in LLC ........................         105            --
           Increase (decrease) in accounts payable ..............      13,841        (1,538)
           Increase in unrealized royalty income ................        --           3,000
      Payment of expenses from issuance of stock ................        --          25,000
                                                                    ---------     ---------
                 Net cash provided (used) by operating activities     (19,879)        1,890
                                                                    ---------     ---------
CASH FLOWS PROVIDED BY INVESTING ACTIVITIES .....................          --            --
                                                                    ---------     ---------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES .....................          --            --
                                                                    ---------     ---------

      Net increase (decrease) in cash and cash equivalents ......     (19,879)        1,890

Cash and cash equivalents, beginning of period ..................     321,761       321,228
                                                                    ---------     ---------
Cash and cash equivalents, end of period ........................   $ 301,882     $ 323,118
                                                                    =========     =========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
      Income taxes paid .........................................   $      --     $      --
      Interest paid .............................................   $      --     $      --

NON-CASH TRANSACTIONS:
      Stock issued in payment of consulting and other expenses ..   $      --     $  25,000

             See accountant's review report and accompanying notes.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS

                                 MARCH 31, 2001

NOTE 1 -- ORGANIZATION AND DESCRIPTION OF BUSINESS

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


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company's financial statements are prepared using the accrual method of accounting.

Interim Financial Statements

The interim financial statements as of and for the period ended March 31, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

At March 31, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding options have been excluded from the calculation of diluted loss per share as they would be antidilutive, therefore basic and diluted loss per share are the same.

NOTE 3 -- CASH EQUIVALENTS

The Company holds funds which are primarily deposited in one money market account, which funds are not insured by the Federal Deposit Insurance Company. The balance in that account was $298,048 and $310,460 at March 31, 2001 and December 31, 2000, respectively.

NOTE  4 -- INVESTMENT IN LLC

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

At December 31, 2000, the Company recorded a loss in The LLC of $405, resulting in a decreased value of the Company's interest to $37,847. A first quarter loss of $105 was recorded at March 31, 2001.

NOTE 5 -- CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company (hereinafter "Nor-Pac") purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities' non-managing membership interests in Metaline Contact Mines LLC. See Note 4.

NOTE 6 -- COMMITMENTS AND CONTINGENCIES

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

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of March 31, 2001, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 5 regarding a change in LLC ownership.

See Note 11 regarding management contract with related party.

NOTE 7 -- COMMON STOCK

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

The Company did not issue any common stock or stock equivalents during the period ended March 31, 2001.

NOTE 8 -- STOCK OPTIONS

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

Following is a summary of the status of fixed options outstanding at December 31, 2000 and March 31, 2001:

                                                 Weighted
                                                  Average
                                   Number of     Exercise
                                    Shares        Price
                                   ---------     --------
Outstanding, January 1, 2000 ...   1,000,000      $0.125
   Granted .....................          --          --
   Exercised ...................          --          --
   Forfeited ...................          --          --
   Expired .....................          --          --
                                   ---------      ------
Outstanding, December 31, 2000..   1,000,000      $0.125
                                   =========      ======

Exercisable, December 31, 2000..   1,000,000      $0.125
                                   =========      ======

Outstanding, January 1, 2001 ...   1,000,000      $0.125
   Granted .....................          --          --
   Exercised ...................          --          --
   Forfeited ...................          --          --
   Expired .....................          --          --
                                   ---------      ------
Outstanding, March 31, 2001 ....   1,000,000      $0.125
                                   =========      ======

Exercisable, March 31, 2001 ....   1,000,000      $0.125
                                   =========      ======

NOTE 9 -- MINING LEASE WITH PURCHASE OPTION

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

From the inception of the lease through March 31, 2001, the Company has received $42,016 in payments from Cominco.

NOTE 10 -- INCOME TAXES

The Company has available unused operating loss carryforwards that may be applied against future taxable income that expire on various dates through December 31, 2020.

No deferred tax benefit has been reported in the financial statements, as the Company believes there is a significant chance that the net operating loss carryforwards will expire unused. Accordingly, the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount. The cumulative operating losses attributed to the year ended December 31, 2000 were approximately $550,000. For the quarter ended March 31, 2001, the Company's estimated additional net operating loss was $30,000 for federal income tax purposes.

NOTE  11 --  RELATED PARTIES

Related Party Receivables

At March 31, 2001, the Company had approximately $109,000 of related party receivables on its balance sheet. The majority of these receivables originated with the Company's share of undistributed proceeds from a property sale by The LLC in 1998.

Management and Consulting Services

In June 1998, Metaline executed an agreement with Nor-Pac wherein, for providing management and consulting services to Metaline, Nor-Pac was entitled to receive 500,000 shares of the Company's common stock in the second half of 1998, 250,000 shares of the Company's common stock quarterly in 1999 and $10,000 per month thereafter commencing on January 1, 2000. The Company issued 250,000 shares and 500,000 shares during the years ended December 31, 1999 and 2000, respectively, as required by the management and consulting agreement, in addition to paying $120,000 in cash in 2000 for services and $20,000 in cash in the first quarter of 2001 for services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        Results of Operations

        The Company had revenues from operations of $3,000 in the quarter of 2001, the same as its operating revenues of $3,000 in the first quarter of 2000. However, the Company experienced an increased operating loss of $37,307 in the first quarter of 2001 versus $28,669 in the first quarter of 2000. The increased loss, $8,638 in the first quarter of 2001, was predominantly due to increased professional fees related to the Company filing its Form 10-SB Registration Statement, as amended, with the Securities and Exchange Commission ("SEC").

        Consulting and management fees remained the same at $30,000. However, professional fees, consisting of legal and accounting, increased $8,113 in the first quarter of 2001 to $8,396 versus $283 in the first quarter of 2000, due to audited and audit reviewed financial statements necessitated in SEC filing requirements. Transfer agent fees increased $10 in the first quarter of 2001 to $237 from $227 in the first quarter of 2000 due to a slight increase in trading volume on the Company's common stock. Office supplies and expenses increased to $1,674 in the first quarter of 2001 from $1,159 in the first quarter of 2000 due to cost increases of $515 to prepare and file the Company's amendments to its Form 10-SB Registration Statement.

        The Company's other income increased by $115 in the first quarter of 2001 to $3,482 from $3,597 in the first quarter of 2000. The decrease was caused by lower dividend rates earned on the Company's money market account, and a $105 loss from its investment in Metaline Contact Mines LLC.

        Financial Condition

        The Company's financial condition is such that it can continue at its current level of operations for an additional 2 years without the necessity of additional capital. Current level of operations includes maintaining compliance with the New Cominco Lease, and the reporting requirements of the SEC. Thereafter, the Company may require additional capital for future operating costs and working capital. Such additional capital could be obtained from either increased revenues from operations (in the event the Company's mineral rights and properties are placed into commercial production by Cominco), or from the sale of shares of the Company's authorized, but unissued, common stock.

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

        Presently there are no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on the Company's short-term or long-term liquidity; there are no material commitments for capital expenditures, except for the management of its own business affairs; and there are no known trends, events or uncertainties that have or that are reasonably expected to have a material impact on the revenues from operations.

        As a mineral resource exploration oriented enterprise, the Company will investigate future business opportunities that are consistent with its corporate charter and field of expertise, and in the opinion of management worthy of investigation. It should be noted, however, that the Company competes with other mining companies in connection with the acquisition of mineral properties, some of which have substantially greater financial resources than the Company. Management has not recognized any such opportunities as of the date of this filing, nor does it expect to do so during the next 12-month period. In the event such an opportunity would materialize, the Company's initial due diligence process in investigating such opportunity would not involve any significant investment by the Company.

        Liquidity and Capital Resources

        To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company's cash position as of March 31, 2001 was $301,882 as compared to $321,761 as of March 31, 2000.

         The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company's most significant cash requirement is its management fee of $10,000 per month payable under the terms of its Management Agreement with Nor-Pac. However, as a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company's affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). The Company also has a related party receivable from MCMLLC in the amount of $109,413 as of March 31, 2001. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

        Based on the foregoing, it is management's opinion that at its current level of operations the Company can satisfy its working capital requirements internally in the immediate future without the need to seek outside sources of equity or debt funding.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is not a party to any legal proceedings, and management is not aware of any threatened litigation, claims or assessments.

ITEM 2. CHANGES IN SECURITIES

        There has been no change in securities since January 8, 2000. All of the Company's issuance of securities was disclosed in its annual Form 10-KSB (Filed on April 27, 2001).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        No exhibits required. There were no reports filed on Form 8-K during the three month period ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 17th day of May, 2001               METALINE CONTACT MINES



                                                   By:   /s/ John W. Beasley
                                                       -------------------------
                                                         John W. Beasley
                                                         Secretary