Form 10QSB
period 2001-06-30
METALINE CONTACT MINES
filed 2001-08-21
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from 4-1-01 to 6-30-01

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.

For the transition period from                  to

Commission file number 000-31025

METALINE CONTACT MINES

(Exact name of small business issuer as specified in its charter)

Washington	91-0779945

(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6599 Prichard Creek Road, Murray, ID 83874

(Address of principal executive offices)

208-682-2217

(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,064,300

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

i

METALINE CONTACT MINES

FINANCIAL STATEMENTS
June 30, 2001

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of June 30, 2001, and the related statements of operations, stockholders’ equity, and cash flows for the six months then ended. All information included in these financial statements is the representation of the management of Metaline Contact Mines.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

July 24, 2001

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

METALINE CONTACT MINES
BALANCE SHEETS

	June 30,
	2001	December 31,
	(unaudited)	2000

ASSETS

CURRENT ASSETS

Cash and cash equivalents	$281,780	$321,761

TOTAL CURRENT ASSETS	281,780	321,761

OTHER ASSETS

Receivables from related parties	109,413	109,413

Investment in LLC	37,609	37,847

TOTAL OTHER ASSETS	147,022	147,260

TOTAL ASSETS	$428,802	$469,021

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accounts payable	$32,302	$1,355

Unrealized royalty income	3,000	3,000

TOTAL CURRENT LIABILITIES	35,302	4,355

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY

Common stock, $0.05 par value; 20,000,000 shares authorized, 14,064,300 shares issued and outstanding	703,222	703,222

Additional paid-in capital	302,165	302,165

Stock options	13,632	13,632

Accumulated deficit	(625,519)	(554,353)

TOTAL STOCKHOLDERS’ EQUITY	393,500	464,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$428,802	$469,021

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES

Royalty income	$3,000	$3,000	$6,000	$6,000

GENERAL AND ADMINISTRATIVE EXPENSES

Consulting and management fees	30,000	30,000	60,000	60,000

Accounting and legal fees	5,969	10,428	14,365	10,711

Transfer agent fees	418	76	655	303

Office	5,930	563	7,604	1,722

Utilities	—	4	—	4

Travel and meals	739	1,513	739	1,513

Taxes and licenses	10	59	10	59

Total Expenses	43,066	42,643	83,373	74,312

OPERATING INCOME (LOSS)	(40,066)	(39,643)	(77,373)	(68,312)

OTHER INCOME

Interest income	—	3,523	300	3,523

Dividend income	2,857	4,074	6,144	7,378

Income (Loss) from investment in LLC	(133)	(382)	(237)	(382)

Total Other Income	2,724	7,215	6,207	10,519

INCOME (LOSS) BEFORE TAXES	(37,342)	(32,428)	(71,166)	(57,793)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(37,342)	$(32,428)	$(71,166)	$(57,793)

NET INCOME (LOSS) PER COMMON SHARE	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	14,064,300	14,064,300	14,064,300	14,064,300

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Number of					Total
	Common	Common	Paid-in	Accumulated	Stock	Stockholders'
	Stock Shares	Stock	Capital	Deficit	Options	Equity

BALANCE AT DECEMBER 31, 1999	13,564,300	$678,222	$302,165	$(432,146)	$13,632	$561,873

Issuances of stock for accounts payable at $0.05 per share	500,000	25,000	—	—	—	25,000

Net loss, December 31, 2000	—	—	—	(122,207)	—	(122,207)

BALANCE AT DECEMBER 31, 2000	14,064,300	703,222	302,165	(554,353)	13,632	464,666

Net loss for the six months ended June 30, 2001	—	—	—	(71,166)	—	(71,166)

BALANCE AT JUNE 30, 2001 (Unaudited)	14,064,300	$703,222	$302,165	$(625,519)	$13,632	$393,500

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOW

	For the Six Months Ended

	June 30,	June 30,
	2001	2000
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(71,166)	$(57,793)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

Changes in assets and liabilities:

(Increase) decrease in account receivable	—	117,356

(Increase) decrease in investment in LLC	238	382

Increase (decrease) in accounts payable	30,947	(25,876)

Increase (decrease) in unrealized royalty income	—	3,000

Payment of expenses from issuance of stock	—	25,000

Net cash provided (used) by operating activities	(39,981)	62,069

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—

Net increase (decrease) in cash and cash equivalents	(39,981)	62,069

Cash and cash equivalents beginning of period	321,761	321,228

Cash and cash equivalents for end of period	$281,780	$383,297

SUPPLEMENTAL CASH FLOW DISCLOSURES:

Income taxes paid	$—	$—

Interest paid	$—	$—

NON-CASH TRANSACTIONS:

Stock issued in payment of consulting and other expenses	$—	$25,000

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS

Metaline Contact Mines (hereinafter “Metaline”) was incorporated in November of 1928 under the laws of the State of Washington for the purpose of engaging in mining and the buying and selling of ores, metals, and minerals.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.

Interim Financial Statements

The interim financial statements as of and for the period ended June 30, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, investments, and payables approximate their fair value.

Derivative Instruments

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This standard establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

At June 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Investments

The Company accounts for its investment in Metaline Contact Mines LLC using the equity method. See Note 4.

Compensated Absences

Currently, the Company has no employees; therefore it is impracticable to estimate the amount of compensation for future absences and no liability has been recorded in the accompanying financial statements. The Company’s policy will be to recognize the costs of compensated absences when actually paid to employees.

Income taxes

The Company recognizes deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted laws, of temporary differences between the financial reporting and tax bases of assets, liabilities and tax carryforwards. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to realized.

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

NOTE 3 — CASH EQUIVALENTS

The Company holds funds which are primarily deposited in one money market account, which funds are not insured by the Federal Deposit Insurance Company. The balance in that account was $277,904 and $310,460 at June 30, 2001 and December 31, 2000, respectively.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 4 — INVESTMENT IN LLC

On October 30, 1996, the Company organized a Delaware limited liability company, Metaline Contact Mines, LLC (hereinafter “The LLC”). Upon organization of The LLC, the Company transferred substantially all of its assets (primarily real property surface rights and timber) to The LLC. At the time of The LLC’s formation, the Company was the sole, managing member in The LLC, representing 100% ownership.

In 1998, the majority of the Company’s interest in The LLC was expensed in connection with the sale of the majority of The LLC’s assets.

At the beginning of 1998, the Company’s former shareholders acquired 93 percent of The LLC by transferring their stock in the Company to The LLC in exchange for non-managing membership interests. (See Note 6.) At the conclusion of this share exchange, the Company’s percentage of ownership in The LLC was reduced to seven percent (7%). The Company wrote down its initial investment by 93% to reflect its diluted investment in The LLC. After the write down of its investment, and net change in member capital during the year 1998, the value of the Company’s investment in The LLC was $45,440 at December 31, 1998.

After the dilution of its investment in The LLC, the Company continued as the managing member of The LLC. See Note 5.

In 1999, a net loss of $7,187 in The LLC resulted in a decreased value of the Company’s interest to $38,383.

At December 31, 2000, the Company recorded a loss in The LLC of $405, resulting in a decreased value of the Company’s interest to $37,847. The loss recorded for the six months ending June 30, 2001 was $238.

NOTE 5 — CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company (hereinafter “Nor-Pac”) purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities’ non-managing membership interests in Metaline Contact Mines LLC. See Note 4.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

All earnings from The LLC in 1997 and 1996 were attributed by The LLC’s principal owners to Metaline. Accordingly, Metaline reported these earnings as its own taxable income (on both Metaline’s and The LLC’s federal income tax returns) although Metaline retained only a 6.9861 percent interest in The LLC from the end of 1996 to December 31, 1998. For calendar 1998 and future years, Metaline will report only its pro rata share (6.9861%) of taxable income from The LLC, with other LLC members reporting their respective share of LLC taxable income.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 6 — COMMITMENTS AND CONTINGENCIES (continued)

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of June 30, 2001, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 5 regarding a change in LLC ownership.

See Note 11 regarding management contract with related party.

NOTE 7 — COMMON STOCK

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

The Company did not issue any common stock or stock equivalents for the period ended June 30, 2001.

NOTE 8 — STOCK OPTIONS

On November 16, 1999, the board of directors approved the Metaline Contact Mines 1999 Stock Option Plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock shares to officers, directors, employees and consultants through the authorization of the Company’s board of directors at an initial exercise price of $0.125. The options may be exercised until November 16, 2009, at which time they expire.

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 6.11%, volatility is 0.3, and the expected life of the options is ten years. Accordingly, $13,632 of the option’s expense was initially recorded in the Company’s financial statements as consulting and management fees during the year ended December 31, 1999. In accordance with Financial Accounting Standard No. 123 paragraph 115, this expense was deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 8 — STOCK OPTIONS (continued)

Following is a summary of the status of fixed options outstanding at December 31, 2000 and June 30, 2001:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2000	1,000,000	$0.125

Granted	—	—

Exercised	—	—

Forfeited	—	—

Expired	—	—

Outstanding, December 31, 2000	1,000,000	$0.125

Exercisable, December 31, 2000	1,000,000	$0.125

Outstanding, January 1, 2001	1,000,000	$0.125

Granted	—	—

Exercised	—	—

Forfeited	—	—

Expired	—	—

Outstanding, June 30, 2001	1,000,000	$0.125

Exercisable, June 30, 2001	1,000,000	$0.125

The Company’s weighted average fair value of options granted during the six months ended June 30, 2001, and December 31, 2000, respectively, were zero.

NOTE 9 — MINING LEASE WITH PURCHASE OPTION

On September 1, 1997, Metaline and The LLC acting jointly as lessors, executed an agreement with Cominco American Incorporated (hereinafter “Cominco”) wherein Cominco received the right to explore, develop, and mine the Company’s underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Under this lease agreement, Cominco obligated itself to pay the lessors $3,000 per quarter for the first five years of the lease with ascending quarterly increments at each successive five year interval.

The aforementioned quarterly disbursements are characterized by the lease as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the lessors.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 9 — MINING LEASE WITH PURCHASE OPTION (continued)

The lease agreement, while providing that Cominco must expend $125,000 in exploration work within the first five years of the lease, also gives Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term.

From the inception of the lease through June 30, 2001, the Company has received $45,016 in payments from Cominco.

NOTE 10 — INCOME TAXES

The Company did not provide an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company’s total tax net operating loss carryforwards were approximately $475,000 at June 30, 2001 which expire between 2018 and 2021. The deferred tax asset attributed to net operating loss carryforwards at June 30, 2001 and December 31, 2000, was as follows:

	June 30, 2001	December 31, 2000

Net operating loss carryforward	$475,000	$421,000

Deferred tax asset	475,000	421,000

Deferred tax asset valuation allowance	(475,000)	(421,000)

	$—	$—

Metaline Contact Mines recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating loss carryforwards. The valuation allowance of deferred tax assets increased by $54,000 and $124,000 during the six months ended June 30, 2001 and year ended December 31, 2000, respectively.

NOTE 11 — RELATED PARTIES

Related Party Receivables

At June 30, 2001, the Company had approximately $109,000 of related party receivables on its balance sheet. The majority of these receivables originated with the Company’s share of undistributed proceeds from a property sale by The LLC in 1998.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2001

NOTE 11 — RELATED PARTIES (continued)

Management and Consulting Services In June 1998, Metaline executed an agreement with Nor-Pac wherein, for providing management and consulting services to Metaline, Nor-Pac was entitled to receive 500,000 shares of the Company’s common stock in the second half of 1998, 250,000 shares of the Company’s common stock quarterly in 1999 and $10,000 per month thereafter commencing on January 1, 2000. The Company issued 250,000 shares and 500,000 shares during the years ended December 31, 1999 and 2000, respectively, as required by the management and consulting agreement, in addition to paying $120,000 in cash in 2000, and $30,000 cash plus $30,000 accrued in accounts payable in the first six months of 2001 for services.

NOTE 12 — SUBSEQUENT EVENTS

On May 21, 2001 the Company filed a preliminary proxy concerning the assignment and transfer of substantially all of its assets and liabilities to Paymaster Resources Incorporated (“Paymaster”), an Idaho corporation. In exchange Paymaster would convey 14,064,300 shares of its authorized but unissued common stock to the Company for distribution to its shareholders. As of the date of the accountant’s report, this transaction has not occurred.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company had revenues from operations of $3,000 in the second quarter of 2001, the same as its operating revenues of $3,000 in the second quarter of 2000. However, the Company experienced an increased operating loss of $40,066 in the second quarter of 2001 versus $39,643 in the second quarter of 2000. The increased loss of $423 in the second quarter of 2001 was predominantly due to increased office expenses related to the Company’s increased number of filings with the Securities and Exchange Commission (“SEC”) on EDGAR, and increase of transfer agent fees.

Consulting and management fees remained the same at $30,000. However, professional fees, consisting of legal and accounting, decreased $4,459 in the second quarter of 2001 to $5,969 versus $10,428 in the second quarter of 2000, due to a reduction in accounting requirements. Transfer agent fees increased $342 in the second quarter of 2001 to $418 from $76 in the second quarter of 2000 due to the Company’s request for a special shareholders list and mailing labels in preparation of a special meeting of shareholders. Office supplies and expenses increased to $5,930 in the second quarter of 2001 from $563 in the second quarter of 2000, or $5,367, due to the Company’s increased SEC filings via the EDGAR system.

The Company’s other income decreased by $4,491 in the second quarter of 2001 to $2,724 from $7,215 in the second quarter of 2000. The decrease was caused due to no interest income earned, lower balances and dividend rates on the Company’s money market account, and a $133 loss from its investment in Metaline Contact Mines LLC.

Financial Condition

The Company’s financial condition is such that it can continue at its current level of operations for an additional 1-1/2 years without the necessity of additional capital. Current level of operations includes maintaining compliance with the New Cominco Lease, and the reporting requirements of the SEC. Thereafter, the Company may require additional capital for future operating costs and working capital. Such additional capital could be obtained from either increased revenues from operations (in the event the Company’s mineral rights and properties are placed into commercial production by Cominco), or from the sale of shares of the Company’s authorized, but unissued, common stock.

Under the New Cominco Lease, any production decision on the Company’s mineral rights and properties is under the sole discretion and control of Cominco. Further, there are no assurances that the Company would be able to sell shares of its authorized, but unissued, common stock on terms acceptable to the Company. Any such sales of shares could be dilutive to the Company’s then-existing shareholders, and any debt financings could involve restrictive covenants with respect to future capital raising activities, and other financial and operational matters.

Presently there are no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on the Company’s short-term or long-term liquidity; there are no material commitments for capital expenditures, except for the management of its own business affairs; and there are no known trends, events or uncertainties that have or that are reasonably expected to have a material impact on the revenues from operations.

17

As a mineral resource exploration oriented enterprise, the Company will investigate future business opportunities that are consistent with its corporate charter and field of expertise, and in the opinion of management worthy of investigation. It should be noted, however, that the Company competes with other mining companies in connection with the acquisition of mineral properties, some of which have substantially greater financial resources than the Company. Management has not recognized any such opportunities as of the date of this filing, nor does it expect to do so during the next 12-month period. In the event such an opportunity would materialize, the Company’s initial due diligence process in investigating such opportunity would not involve any significant investment by the Company.

Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company’s cash position as of June 30, 2001 was $281,780 as compared to $382,521 as of June 30, 2000.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company’s most significant cash requirement is its management fee of $10,000 per month payable under the terms of its Management Agreement with Nor-Pac. However, as a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company’s affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). The Company also has a related party receivable from MCMLLC in the amount of $109,413 as of June 30, 2001. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

Based on the foregoing, it is management’s opinion that at its current level of operations the Company can satisfy its working capital requirements internally in the immediate future without the need to seek outside sources of equity or debt funding.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings, and management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

There has been no change in securities since January 8, 2000. All of the Company’s issuance of securities was disclosed in its annual Form 10-KSB (Filed on April 27, 2001).

Item 3. Defaults Upon Senior Securities

None.

18

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its shareholders during the second quarter of 2001. The Company did, however, file a Preliminary Proxy on Form 14A with the U.S. Securities and Exchange Commission (the “SEC”) on May 21, 2001. On May 25, 2001, the SEC provided the Company with written comments concerning the Preliminary Proxy requiring additional disclosure.

At the time it filed the Preliminary Proxy with the SEC, the Company was seeking shareholder approval to assign all of its assets and liabilities to Paymaster Resources Incorporated, a non-reporting Idaho corporation, in exchange for 14,064,300 shares of Paymaster’s authorized, but unissued, common stock, which shares were to be ultimately distributed to the Company’s shareholders in an amount equal to the shareholders respective shareholdings in the Company. The Company is currently preparing an amendment to the Preliminary Proxy.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

No exhibits required. There were no reports filed on Form 8-K during the three month period ended June 30, 2001.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 10th day of August, 2001

METALINE CONTACT MINES

By:	/s/ John W. Beasley

John W. Beasley Secretary & Director

19