Form 10QSB
period 2001-09-30
METALINE CONTACT MINES
filed 2001-11-19
CIK 1113006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period from   7-1-01   to   9-30-01
                                         ------------  -------------

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.
            For the transition period from ___________ to ___________

                       Commission file number   000-31025
                                             ---------------

                             METALINE CONTACT MINES
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Washington                                       91-0779945
------------------------------                 ---------------------------------
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 14,064,300
                                        ----------------------------------------


Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                TABLE OF CONTENTS


PART I -- FINANCIAL INFORMATION                                         PAGE
                                                                        ----
ITEM 1.  FINANCIAL STATEMENTS                                           F-1

ITEM 2.  MANAGEMENT'S ANALYSIS AND DISCUSSION                           13

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                              14

ITEM 2.  CHANGES IN SECURITIES                                          14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            15

ITEM 5.  OTHER INFORMATION                                              15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                               15

SIGNATURES                                                              15

                         PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             METALINE CONTACT MINES

                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



                            WILLIAMS & WEBSTER, P.S.

                          CERTIFIED PUBLIC ACCOUNTANTS

                        BANK OF AMERICA FINANCIAL CENTER
                          601 W. RIVERSIDE, SUITE 1940
                                SPOKANE, WA 99201

                             METALINE CONTACT MINES

                                TABLE OF CONTENTS

ACCOUNTANT'S REVIEW REPORT                                                   F-1


FINANCIAL STATEMENTS

          Balance Sheets                                                     F-2
          Statements of Operations                                           F-3
          Statement of Stockholders' Equity                                  F-4
          Statements of Cash Flows                                           F-5

NOTES TO FINANCIAL STATEMENTS                                                F-6

The Board of Directors
Metaline Contact Mines
Murray, Idaho

                           ACCOUNTANT'S REVIEW REPORT

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the nine months then ended. All information included in these financial statements is the representation of the management of Metaline Contact Mines.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

November 14, 2001

                             METALINE CONTACT MINES
                                 BALANCE SHEETS

                                                                            September 30,     December 31,
                                                                                 2001            2000
                                                                             (Unaudited)
                                                                            -------------     ------------
ASSETS

      CURRENT ASSETS

           Cash and cash equivalents                                          $ 214,453        $ 321,761
           Federal tax deposit                                                       --               --
                                                                              ---------        ---------
               Total Current Assets                                             214,453          321,761
                                                                              ---------        ---------

      OTHER ASSETS

           Receivables from related parties                                     109,413          109,413
           Investment in LLC                                                     36,277           37,847
                                                                              ---------        ---------
               Total Other Assets                                               145,690          147,260
                                                                              ---------        ---------

      TOTAL ASSETS                                                            $ 360,143        $ 469,021
                                                                              =========        =========



LIABILITIES AND STOCKHOLDERS' EQUITY

      CURRENT LIABILITIES

           Accounts payable                                                   $      --        $   1,355
           Unrealized royalty income                                              3,000            3,000
                                                                              ---------        ---------
               Total Current Liabilities                                          3,000            4,355
                                                                              ---------        ---------

      COMMITMENTS AND CONTINGENCIES                                                  --               --
                                                                              ---------        ---------

      STOCKHOLDERS' EQUITY

           Common stock, $0.05 par value; 20,000,000 shares authorized,
               14,064,300 shares issued and outstanding                         703,222          703,222
           Additional paid-in capital                                           302,165          302,165
           Stock options                                                         13,632           13,632
           Accumulated deficit                                                 (661,876)        (554,353)
                                                                              ---------        ---------
               Total Stockholders' Equity                                       357,143          464,666
                                                                              ---------        ---------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 360,143        $ 469,021
                                                                              =========        =========

                             METALINE CONTACT MINES
                            STATEMENTS OF OPERATIONS

                                             Three Months Ended September 30,    Nine Months Ended September 30,
                                             --------------------------------    -------------------------------
                                                  2001             2000              2001             2000
                                               (Unaudited)      (Unaudited)       (Unaudited)      (Unaudited)
                                               -----------      -----------       -----------      -----------
REVENUES                                       $        --      $        --       $        --      $        --
                                               -----------      -----------       -----------      -----------


GENERAL AND ADMINISTRATIVE EXPENSES

        Consulting and management fees              30,000           30,075            90,000           90,075
        Accounting and legal fees                    7,303            1,192            21,668           11,903
        Transfer agent fees                            168              276               823              579
        Office                                       2,673            5,622            10,277            7,344
        Travel and meals                                --               81               739            1,594
        Taxes and licenses                              --               10                10               69
                                               -----------      -----------       -----------      -----------
           Total Expenses                           40,144           37,256           123,517          111,564
                                               -----------      -----------       -----------      -----------

OPERATING LOSS                                     (40,144)         (37,256)         (123,517)        (111,564)
                                               -----------      -----------       -----------      -----------

OTHER INCOME (EXPENSE)

        Royalty income                               3,000            3,000             9,000            9,000
        Interest income                                 --               40                --            3,563
        Dividend income                              2,120            5,148             8,264           12,526
        Miscellaneous income (expense)                  --             (755)              300             (755)
        Loss from investment in LLC                 (1,332)            (318)           (1,570)            (700)
                                               -----------      -----------       -----------      -----------
          Total Other Income                         3,788            7,115            15,994           23,634
                                               -----------      -----------       -----------      -----------

LOSS BEFORE TAXES                                  (36,356)         (30,141)         (107,523)         (87,930)

INCOME TAX EXPENSE                                      --               --                --               --
                                               -----------      -----------       -----------      -----------

NET LOSS                                       $   (36,356)     $   (30,141)      $  (107,523)     $   (87,930)
                                               ===========      ===========       ===========      ===========


NET LOSS PER COMMON SHARE,
        BASIC AND DILUTED                      $       nil      $       nil       $      0.01      $      0.01
                                               ===========      ===========       ===========      ===========

WEIGHTED AVERAGE NUMBER
        OF COMMON SHARES OUTSTANDING,
        BASIC AND DILUTED                       13,378,684       13,378,684        13,378,684       13,378,684
                                               ===========      ===========       ===========      ===========

                             METALINE CONTACT MINES
                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                        Number of                                                        Total
                                                         Common       Common     Paid-in     Accumulated     Stock    Stockholders'
                                                      Stock Shares     Stock     Capital       Deficit      Options      Equity
                                                      ------------   --------    --------    -----------    -------   -------------
BALANCE AT DECEMBER 31, 1999                           13,564,300     678,222     302,165      (432,146)     13,632      561,873

         Issuances of stock for accounts payable at
         $0.05 per share                                  500,000      25,000          --            --          --       25,000

         Net loss for the period ended
         December 31, 2001                                     --          --          --      (122,207)         --     (122,207)
                                                       ----------    --------    --------     ---------     -------    ---------

BALANCE, DECEMBER 31, 2000 (unaudited)                 14,064,300     703,222     302,165      (554,353)     13,632      464,666

         Net loss for the nine months ended
         September 30, 2001                                    --          --          --      (107,523)         --     (107,523)
                                                       ----------    --------    --------     ---------     -------    ---------

BALANCE AT SEPTEMBER 30, 2001 (unaudited)              14,064,300    $703,222    $302,165     $(661,876)    $13,632    $ 357,143
                                                       ==========    ========    ========     =========     =======    =========

                             METALINE CONTACT MINES
                            STATEMENTS OF CASH FLOWS

                                                                                  Nine Months Ended
                                                                            ------------------------------
                                                                            September 30,    September 30,
                                                                                2001             2000
                                                                             (Unaudited)      (Unaudited)
                                                                            -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss                                                             $(107,523)       $ (87,934)
         Adjustments to reconcile net loss to net cash
             provided (used) by operating activities:
         Payment of expenses from issuance of stock                                  --           25,000
         Changes in assets and liabilities:
             (Increase) decrease in federal tax deposit                              --            1,500
             (Increase) decrease in account receivable                               --          117,355
             (Increase) in prepaid expenses                                          --           (1,000)
             (Increase) decrease in investment in LLC                             1,570              718
             Increase (decrease) in accounts payable                             (1,355)         (25,876)
             Increase (decrease) in unrealized royalty income                        --            3,000
                                                                              ---------        ---------
                       Net cash provided (used) by operating activities        (107,308)          32,763
                                                                              ---------        ---------

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES                                          --               --
                                                                              ---------        ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                          --               --
                                                                              ---------        ---------

         Net increase (decrease) in cash and cash equivalents                  (107,308)          32,763

Cash and cash equivalents beginning of period                                   321,761          321,228
                                                                              ---------        ---------

Cash and cash equivalents for end of period                                   $ 214,453        $ 353,991
                                                                              =========        =========


SUPPLEMENTAL CASH FLOW DISCLOSURES:

         Income taxes paid                                                    $      --        $      --
                                                                              =========        =========
         Interest paid                                                        $      --        $      --
                                                                              =========        =========

NON-CASH TRANSACTIONS:

         Stock issued in payment of consulting and other expenses             $      --        $  25,000
                                                                              =========        =========

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Metaline Contact Mines (hereinafter "Metaline") was incorporated in November of 1928 under the laws of the State of Washington for the purpose of engaging in mining and the buying and selling of ores, metals, and minerals.

The Company was reorganized and recapitalized in 1960 and its articles of incorporation were amended to expand its business purposes to include various additional business activities. Metaline has continued its operations since its formation and has historically acquired land, mineral rights, patented lode mining claims, and timber in the Pacific Northwest. The Company will continue to seek business opportunities in natural resource based industries such as mining, metals, and lumber.

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

Interim Financial Statements

The interim financial statements as of and for the period ended September 30, 2001 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


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

At September 30, 2001, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 3 - CASH EQUIVALENTS

The Company holds funds which are primarily deposited in one money market account, which funds are not insured by the Federal Deposit Insurance Company. The balance in that account was $203,024 and $310,460 at September 30, 2001 and December 31, 2000, respectively.

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

At the beginning of 1998, the Company's former shareholders acquired 93% of The LLC by transferring their stock in the Company to The LLC in exchange for non-managing membership interests. (See Note 6.) At the conclusion of this share exchange, the Company's percentage of ownership in The LLC was reduced to seven percent (7%). The Company wrote down its initial investment by 93% to reflect its diluted investment in The LLC. After the write down of its investment and net change in member capital during the year 1998, the value of the Company's investment in The LLC was $45,440 at December 31, 1998.

After the dilution of its investment in The LLC, the Company continued as the managing member of The LLC. See Note 5.

In 1999, a net loss of $7,187 in The LLC resulted in a decreased value of the Company's interest to $38,383.

At December 31, 2000, the Company recorded a loss in The LLC of $405, resulting in a decreased value of the Company's interest to $37,847. The loss recorded for the nine months ending September 30, 2001 was $1,570.

NOTE 5 - CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company (hereinafter "Nor-Pac"), a related party, purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities' non-managing membership interests in Metaline Contact Mines LLC. See Note 11.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001



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

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of September 30, 2001, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 5 regarding a change in LLC ownership.

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

The Company did not issue any common stock or stock equivalents for the period ended September 30, 2001.

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

The fair value of each option granted was estimated on the grant date using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 6.11%, volatility is 0.3, and the expected life of the options is ten years. Accordingly, $13,632 of the option's expense was initially recorded in the Company's financial

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 8 - STOCK OPTIONS (CONTINUED)

statements as consulting and management fees during the year ended December 31, 1999. In accordance with Financial Accounting Standard No. 123 paragraph 115, this expense was deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture.

Following is a summary of the status of fixed options outstanding at December 31, 2000 and September 30, 2001:

                                                               Weighted
                                                               Average
                                                Number of      Exercise
                                                 Shares         Price
                                                ---------      --------
          Outstanding, January 1, 2000          1,000,000       $0.125
             Granted                                   --           --
             Exercised                                 --           --
             Forfeited                                 --           --
             Expired                                   --           --
                                                ---------       ------
          Outstanding, December 31, 2000        1,000,000       $0.125
                                                =========       ======
          Exercisable, December 31, 2000        1,000,000       $0.125
                                                =========       ======
          Outstanding, January 1, 2001          1,000,000       $0.125
             Granted                                   --           --
             Exercised                                 --           --
             Forfeited                                 --           --
             Expired                                   --           --
                                                ---------       ------
          Outstanding, September 30, 2001       1,000,000       $0.125
                                                =========       ======
          Exercisable, September 30, 2001       1,000,000       $0.125
                                                =========       ======

The Company's weighted average fair value of options granted during the nine months ended September 30, 2001, and December 31, 2000, respectively, was zero.

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

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE 9 - MINING LEASE WITH PURCHASE OPTION (CONTINUED)

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

From the inception of the lease through September 30, 2001, the Company has received $48,016 in payments from Cominco.

NOTE 10 - INCOME TAXES

The Company did not provide an income tax benefit for any of the periods presented because it has experienced operating losses since inception. The Company's total tax net operating loss carryforwards were approximately $527,000 at September 30, 2001 which expire between 2018 and 2021. The deferred tax asset attributed to net operating loss carryforwards at September 30, 2001 and December 31, 2000, was as follows:

                                           September 30,    December 31,
                                               2001             2000
                                           -------------    ------------
       Net operating loss carryforward       $ 527,000        $ 421,000
                                             =========        =========

       Deferred tax asset                    $ 179,000        $ 143,000
       Deferred tax asset valuation
            allowance                         (179,000)        (143,000)
                                             ---------        ---------
                                             $      --        $      --
                                             =========        =========

Metaline Contact Mines recorded a valuation allowance to reflect the estimated amount of deferred tax assets which may not be realized principally due to the expiration of net operating loss carryforwards. The valuation allowance of deferred tax assets increased by $36,000 and $42,000 during the nine months ended September 30, 2001 and year ended December 31, 2000, respectively.

NOTE  11 -  RELATED PARTIES

Related Party Receivables

The Company has approximately $109,000 of related party receivables on its balance sheet. The majority of these receivables originated with the Company's share of undistributed proceeds from a property sale by The LLC in 1998. The Company fully expects to collect these receivables.

                             METALINE CONTACT MINES
                        NOTES TO THE FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


NOTE  11 -  RELATED PARTIES (continued)

Management and Consulting Services

In June 1998, Metaline executed an agreement with Nor-Pac, a related party, wherein, for providing management and consulting services to Metaline, Nor-Pac was entitled to receive 500,000 shares of the Company's common stock in the second half of 1998, 250,000 shares of the Company's common stock quarterly in 1999 and $10,000 per month thereafter commencing on January 1, 2000. The Company issued 250,000 shares and 500,000 shares during the years ended December 31, 1999 and 2000, respectively, as required by the management and consulting agreement, in addition to paying $120,000 in cash in 2000, and $40,000 cash plus $50,000 accrued in accounts payable in the first nine months of 2001 for services.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

        Results of Operations

        The Company had revenues from operations of $3,000 in the third quarter of 2001, the same as its operating revenues of $3,000 in the third quarter of 2000. However, the Company experienced an increased operating loss of $40,144 in the third quarter of 2001 versus $37,256 in the third quarter of 2000. The increased loss of $2,888 in the third quarter of 2001 was predominantly due to increased accounting fees paid in connection with a proposed sale of the Company's assets and liabilities to another corporation.

        Consulting and management fees remained the same at $30,000. However, professional fees, consisting of legal and accounting, increased $6,111 in the third quarter of 2001 to $7,303 versus $1,192 in the third quarter of 2000, due to increased accounting requirements and legal advice. Transfer agent fees decreased $108 in the third quarter of 2001 to $168 from $276 in the third quarter of 2000 due to less activity required by the Company's transfer agent. Office supplies and expenses decreased to $2,673 in the third quarter of 2001 from $5,622 in the third quarter of 2000, or $2,949, due to the Company's decision not to continue with the sale of its assets to another corporation.

        The Company's other income decreased by $3,327 in the third quarter of 2001 to $3,788 from $7,115 in the third quarter of 2000. The decrease was caused due to no interest income earned, lower balances and dividend rates on the Company's money market account, and a $1,332 loss from its investment in Metaline Contact Mines LLC.

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

        Liquidity and Capital Resources

        To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company's cash position as of September 30, 2001 was $214,453 as compared to $321,761 as of September 30, 2000.

        The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company's most significant cash requirement is its management fee of $10,000 per month payable under the terms of its Management Agreement with Nor-Pac. However, as a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company's affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). The Company also has a related party receivable from MCMLLC in the amount of $109,413 as of September 30, 2001. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company did not submit any matters to a vote of its shareholders during the third quarter of 2001.

        The Company did, however, file a Preliminary Proxy on Form 14A with the U.S. Securities and Exchange Commission (the "SEC") on May 21, 2001. On May 25, 2001, the SEC provided the Company with written comments concerning the Preliminary Proxy requiring additional disclosure. At the time it filed the Preliminary Proxy with the SEC, the Company was seeking shareholder approval to assign all of its assets and liabilities to Paymaster Resources Incorporated, a non-reporting Idaho corporation, in exchange for 14,064,300 shares of Paymaster's authorized, but unissued, common stock, which shares were to be ultimately distributed to the Company's shareholders in an amount equal to the shareholders respective shareholdings in the Company. The Company's Board of Directors has since decided not to pursue this course of action and will not file an amendment to the Preliminary Proxy.

ITEM 5.  OTHER INFORMATION

          None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        No exhibits required. There were no reports filed on Form 8-K during the three month period ended September 30, 2001.


                                          SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED this the 16th day of November, 2001         METALINE CONTACT MINES


                                                  By:    /s/ John W. Beasley
                                                     ---------------------------
                                                         John W. Beasley
                                                         Secretary & Director