Form 10KSB
period 2001-12-31
METALINE CONTACT MINES
filed 2002-03-18
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from __________ to __________

Commission file number___________________

METALINE CONTACT MINES

(Name of Small Business Issuer in its charter)

Washington	91-0779945

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6599 Prichard Creek Road, Murray, Idaho	83874

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 208-682-2217

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Capital Common — $0.05 Par Value

(Title of Class)

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year. $12,000.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $302,042 as of April 1, 2002

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [   ] Yes [   ] No. NOT APPLICABLE

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 14,064,300 as of April 15, 2002

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for the fiscal year ended December 31, 1990).

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

In 1959, The Bunker Hill Company (hereinafter “Bunker Hill”) began managing the Company’s business affairs and minerals holdings. The Company, however, remained a non-operating corporation until after the expiration of its lease with Metaline Mining & Leasing Company.

On November 7, 1960, the Company entered into a Plan and Agreement of Reorganization and Recapitalization with the Bunker Hill and Day Mines Inc (hereinafter “Day Mines”), who at the time were large shareholders of the Company, and the owners of other mining properties in the Metaline District, Pend Oreille County, Washington. The parties to the reorganization agreement felt that by consolidating their respective mining properties under the common ownership of the Company, the combined mining properties could be more advantageously explored and, if warranted, developed. In consideration of said additional mining properties, and the cancellation of certain indebtedness the Company had with Bunker Hill and Day Mines, the Company issued 1,288,619 shares of its common stock to Bunker Hill, and 728,825 shares of its common stock to Day Mines.

On April 14, 1976, the Company entered into an Exploration and Operating Agreement (the “1976 Agreement”) with Bunker Hill whereby Bunker Hill was granted the exclusive right to conduct exploration and, if warranted, development and mining operations on the Company’s mineral holdings.

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

In October of 1996, the then-current management and majority shareholders of the Company commenced a structured reorganization whereby the Company organized Metaline Contact Mines LLC (hereinafter “MCMLLC”), a Delaware Limited Liability Company, and assigned all of the surface rights to the private real property and standing timber thereon (hereinafter the “Assigned Assets”) it acquired in the 1960 reorganization agreement with Bunker Hill and Day Mines, to MCMLLC in exchange for a 99% equity membership interest in MCMLLC. At that time, management of the Company felt it would be in the best interests of the shareholders of the Company to transfer the Assigned Assets to a limited liability company that is owned by the shareholders of the Company in proportion to their interests in the Company. The Company became the Managing Member of MCMLLC. Immediately after its organization, and prior to being assigned the Assigned Assets, MCMLLC had no business or assets.

A limited liability company is owned by its “members”, and members own “equity membership interests” in the limited liability company similar to partnership interests in a partnership. In most states, including Delaware, each member has the authority to manage the business and affairs of the limited liability company unless such management authority is vested in one or more managers. Members of a limited liability company whose business and affairs are managed by a “manager” or “managers” become “non-managing members” and own “non-managing equity membership interests”. As the Managing Member of MCMLLC, the Company has the full, exclusive and complete discretion to manage and control the business affairs of MCMLLC, including, but not limited to, the right to make all decisions affecting the business and affairs of MCMLLC as it deems necessary or appropriate to accomplish the purposes and direct the affairs of MCMLLC. The non-managing members of MCMLLC have no rights to vote on or consent to any matter, act, decision or document involving MCMLLC or its business, or take part in the day-to-day management, or the operation or control, of the business and affairs of MCMLLC.

As a part of its reorganization, the Company retained ownership of all sub-surface mineral rights to the Assigned Assets, ownership of its unpatented mining claims and attached mineral rights, and offered it’s shareholders the opportunity to exchange their shares of common stock in the Company for proportionate non-managing equity membership interests in MCMLLC. A total of 19 of the Company’s 302 shareholders accepted the exchange offer that resulted in MCMLLC owning 11,686,643 shares of common stock in the Company, or 93.02% of the outstanding shares of the Company at the time of the reorganization.

On September 1, 1997, the then-current management of the Company negotiated a new Mining Lease With Purchase Option with Cominco American Incorporated (hereinafter the “New Cominco Lease”) on the Company’s mineral rights, which New Cominco Lease superseded the 1976 Agreement in its entirety.

On June 1, 1998, Nor-Pac Limited Company (hereinafter “Nor-Pac”), an Idaho Limited Liability Company, acquired a 99.994% non-managing equity membership interest in MCMLLC from 18 of its non-managing members, and became the controlling shareholder of the Company through its majority ownership of MCMLLC. Simultaneous therewith, the Company’s Board of Directors resigned, Nor-Pac filled the vacant Board with its slate of Directors, and MCMLLC sold the Assigned Assets to an independent third party.

The Company does not own any interest in mineral properties or rights that are currently in production, nor has it ever derived any revenues from the sale of zinc or other materials. It has never filed any bankruptcy, receivership or similar proceedings.

Business of Company

The Company leases it’s mineral rights and properties described in Item 3 below, to Cominco American Incorporated (hereinafter “Cominco”) pursuant to the New Cominco Lease. Cominco is the U.S. subsidiary of Cominco Ltd., a large international Canadian mining company. Cominco is exploring for zinc and lead ores on the Company’s mineral rights. In the event that Cominco is successful in discovering a commercially viable ore body on the Company’s mineral holdings, and that ore body is placed into commercial production, the Company will receive production royalties from Cominco. There are no assurances, however, that Cominco will be successful in discovering a commercially viable ore body on the Company’s mineral holdings.

The term of the New Cominco Lease is for 20 years, with an option for an additional 20-year period, and so long thereafter as there is commercial production from the Company’s mineral rights. Under the terms of the New Cominco Lease, the Company receives an advance royalty of $3,000.00 per quarter for the first 5 years, $4,000.00 per quarter for the next 5 years, and $5,500.00 per quarter thereafter. The New Cominco Lease also provides a 3% Net Smelter Returns production royalty upon the commencement of commercial production. During the first 3 years of production the production royalty is fixed at $150,000.00 per year.

Under the terms of the New Cominco Lease, the Company is not responsible for or subject to any existing or probable governmental approvals or regulations with regard to it’s mineral rights. In the event, however, Cominco is successful in placing the Company’s mineral rights into commercial production, federal, state and local governmental permits may be required; in which case obtaining any such permits is the responsibility of Cominco. Any ores mined from the Company’s mineral rights by Cominco would be by underground mining methods, and transported underground to Cominco’s processing facilities that are situated on Cominco’s own properties. Tailings ponds and associated waste rock storage areas will be on Cominco owned properties, and, except for surface exploration drilling, and geophysical and geochemical surveys, there will be no surface disturbances on the Company’s holdings that would be subject to reclamation requirements. Surface disturbances from surface drilling, and geophysical and geochemical surveys, would be extremely minor, and in the event Cominco failed to reclaim such sites, the Company may be required to reclaim same, in which case the resultant liability to the Company would not be significant. All permitting, and reclamation requirements and liabilities with regard to Cominco’s processing facilities are for the sole account and responsibility of Cominco. Failure by Cominco to obtain any necessary permits for its processing facilities could result in Cominco ceasing its exploration activities on the Company’s mineral holdings, and subject the New Cominco Lease to termination by Cominco on its terms.

In 1995, McCulley Frick & Gilman Inc. (“MF&G”), an environmental consulting and engineering services firm with offices in Wallace, Idaho, conducted a Phase I Environmental Site Assessment (the “ESA”) of the Company’s private landholdings. In December of 1997, the Company obtained an update to the ESA also authored by MF&G. Both assessments affirmed that previous mining exploration activities conducted on the properties left no “hazardous substances” or “facilities”, as defined in the Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and pose no threat to human health, natural resources, or the environment from the standpoint of releases of any potentially hazardous substances to soil, groundwater, surface water or air. It is therefore management’s opinion that the Company would have minimal liability if named as a Potentially Responsible Party (“PRP”) under CERCLA from any past mining-oriented activities. Further, as stated in the above paragraph, any future mining operations that may be conducted on the Company’s mineral rights by Cominco under the New Cominco Lease would be by underground mining methods and the ores extracted would be transported underground in raw form directly to Cominco’s processing facilities located on Cominco owned property. No hazardous substances or facilities will be used or constructed on the Company’s mineral holdings. Nevertheless, the Company is listed in the chain-of-title of the properties and could be named as a PRP in the future. However, it is management’s opinion that any such liability from being named a PRP would be minimal, and defendable under 42 U.S.C. § 9607(b)(3).

Additionally, under the New Cominco Lease, Cominco has the responsibility to maintain the Company’s unpatented mining claims. To maintain an unpatented mining claim, the claimant must pay a $100 maintenance fee and incur $100 in assessment expenditures annually per claim. In the event Cominco failed to maintain the Company’s unpatented mining claims, the Company would be required to pay the annual maintenance fee and incur assessment expenditures in order to maintain the claims in good standing. Due to its large number of unpatented mining claims, any such failure by Cominco could be a significant financial obligation of the Company.

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

The public may read and copy all materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that will contain reports, proxy and information statements and other information regarding the Company that will be filed electronically with the SEC.

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

A map of the Company’s mineral rights in relationship to Cominco’s Pend Oreille Mine properties is shown on the following page.

The Company rents office facilities at 6599 Prichard Creek Road, Murray, Idaho 83874, pursuant to an Office Service Agreement, dated June 1, 1998, as amended on July 1, 1999 and September 1, 2000, between Murrayville Land Company LLC and the Company. The term of the agreement is month-to-month, for $225.00 per month, plus its share of the operating costs of the facility, and other expenses

The Company does not invest in real estate or interests in real estate, does not invest in real estate mortgages or the types of properties subject to mortgages, does not invest in the securities of or interests of persons primarily engaged in real estate, does not own any improved properties, and has no plans for the renovation, improvement or development of any of its properties. In the opinion of management, the Company’s properties are adequately covered by insurance.

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted during the past fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise. The Company did, however, file a Preliminary Proxy on Form 14A with the U.S. Securities and Exchange Commission (the “SEC”) on May 21, 2001. On May 25, 2001, the SEC provided the Company with written comments concerning the Preliminary Proxy requiring additional disclosure. At the time it filed the Preliminary Proxy with the SEC, the Company was seeking shareholder approval to assign all of its assets and liabilities to Paymaster Resources Incorporated, a non-reporting Idaho corporation, in exchange for 14,064,300 shares of Paymaster’s authorized, but unissued, common stock. The Company and Paymaster Resources Incorporated subsequently agreed to rescind the transaction. The Company did not file an amendment to the Preliminary Proxy with the SEC, and will not pursue the transaction.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s shares as of the date of this filing are listed for trading on NASDAQ’s OTCBB and the National Quotation Bureau’s “Pink Sheets”, since June 4, 1999. The range of high and low bid information for the last eight quarters is as follows:

	High	Low

1st Quarter, 2000	$0.25	$0.0625
2nd Quarter, 2000	$0.25	$0.0625
3rd Quarter, 2000	$0.25	$0.0625
4th Quarter, 2000	$0.375	$0.08

1st Quarter, 2001	$0.375	$0.08
2nd Quarter, 2001	$0.375	$0.08
3rd Quarter, 2001	$0.45	$0.15
4th Quarter, 2001	$0.45	$0.15

The above quotations were supplied by Olson Payne & Company, Spokane, Washington. Olson Payne & Company is licensed securities brokerage firm registered with the National Association of Securities Dealers. There is no affiliation between the Company and this firm. The quoted prices are inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Management approved the reservation of 2,000,000 shares of the Company’s common stock for options pursuant to the 1999 Stock Option Plan (the “Stock Option Plan”). On November 15, 1999, the Company held a Special Meeting of Shareholders, who approved the Stock Option Plan. On November 16, 1999, the Company issued options to its three (3) directors and two (2) independent consultants, totaling One Million (1,250,000) shares. The independent consultants are Gene George of Spokane, Washington, and Nelson Robert Howard of Lewiston, Idaho.

There are 314,500 shares of common stock that are eligible to be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company has not agreed to register any of its securities under the Securities Act for sale by its security holders, nor is any of its common equity being, or has been, proposed to be offered publicly. The Company has issued no dividends to date, and there are no immediate plans to issue dividends this year or in the immediate future.

There are 303 shareholders of the Company’s common stock.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company had revenues from operations of $12,000 in 2000, the same as its operating revenues of $12,000 in 1999. However, the Company experienced an increased operating loss of $150,901 in 2001 versus $143,192 in 2000. The increased loss, $7,709 in 2000, was predominantly due to increased consulting, professional and associated costs related to the Company preparing and filing its reporting requirements with the Securities and Exchange Commission (“SEC”).

Consulting and management fees increased by $4,200 in 2001 to $124,275 versus $120,075 in 2000, due to the increase of consulting fees for an outside financial consultant. Professional fees, consisting of legal and accounting, increased $4 547 in 2001 to $23,688 in 2001 versus $19,141 in 2000, due to audited and audit reviewed financial statements necessitated in SEC filing requirements, and tax advice received in connection with a proposed transaction with Paymaster Resources Incorporated, which transaction was later rescinded. Transfer agent fees increased $239 in 2001 to $1,148 from $909 in 2000 due to a decrease in trading volume on the Company’s common stock. Office supplies and expenses decreased to $13,051 in 2001 from $13,294 in 2000 due reduced costs associated with the Company’s Office Services Agreement. Travel expenses decreased by $961 in 2001, to a total of $739 in 2001 from $1,700 in 2000, due to decreased travel requirements by the Company.

The Company’s other income decreased by $5,410 in 2001 to $15,575 from $20,985 in 2000. The decrease was caused by decrease in dividend income earned on the Company’s money market account, and an increase in the amount of loss from its investment in Metaline Contact Mines LLC of $1,659, in 2001 from $405 in 2000.

Financial Condition

The Company’s financial condition for the years 2000 and 2001 is such that it can continue at its current level of operations for an additional 2 years without the necessity of additional capital. Current level of operations includes maintaining compliance with the New Cominco Lease, and the reporting requirements of the SEC. Thereafter, the Company may require additional capital for future operating costs and working capital. Such additional capital could be obtained from either increased revenues from operations (in the event the Company’s mineral rights and properties are placed into commercial production by Cominco), or from the sale of shares of the Company’s authorized, but unissued, common stock.

Under the New Cominco Lease, any production decision on the Company’s mineral rights and properties is under the sole discretion and control of Cominco. Further, there are no assurances that the Company would be able to sell shares of its authorized, but unissued, common stock on terms acceptable to the Company. And, any such sales of shares could be dilutive to the Company’s then-existing shareholders, and any debt financings could involve restrictive covenants with respect to future capital raising activities, and other financial and operational matters.

At present there are no trends, events or uncertainties that have or are reasonably likely to have a material impact on the Company’s short-term or long-term liquidity; there are no material commitments for capital expenditures, except for the management of its own business affairs; and there are no known trends, events or uncertainties that have or that are reasonably expected to have a material impact on the revenues from operations.

As a mineral resource exploration oriented enterprise, the Company will investigate future business opportunities that are consistent with its corporate charter and field of expertise, and in the opinion of management worthy of investigation. However, the Company competes with other mining companies in the acquisition of mineral properties, some of which have substantially greater financial resources than the Company. Management has not recognized any such opportunities as of the date of this filing, and does not expect to during the next 12-month period. In the event such an opportunity would materialize, the Company’s initial due diligence process in investigating such opportunity would not involve any significant investment by the Company. Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company’s cash position as of December 31, 2001 was $183,354 as compared to $321,761 as of December 31, 2000.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company’s most significant cash requirement is its management fee of $10,000 per month payable under the terms of its Management Agreement with Nor-Pac. However, as a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company’s affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). On January 1, 2002, the Company and Nor-Pac amended the terms of the Management Agreement so that the Company has reduced the amount of its monthly management fee from $10,000 to $3,000. The Company also has a related party receivable from MCMLLC in the amount of $109,413 as of December 31, 2001, plus accrued interest of $7,660. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

Based on the foregoing, it is management’s opinion that at its current level of operations the Company can satisfy its working capital requirements internally in the immediate future without the need to seek outside sources of equity or debt funding.

Item 7. Financial Statements

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying balance sheets of Metaline Contact Mines as of December 31, 2001 and 2000, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Contact Mines as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Spokane, Washington
Certified Public Accountants

February 14, 2002

METALINE CONTACT MINES
BALANCE SHEETS

	December 31,	December 31,
	2001	2000

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$183,354	$321,761

Total Current Assets	183,354	321,761

OTHER ASSETS
Receivables from related parties	109,413	109,413
Accrued interest receivable	7,660	—
Investment in LLC	36,188	37,847

Total Other Assets	153,261	147,260

TOTAL ASSETS	$336,615	$469,021

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$1,355
Unrealized royalty income	3,000	3,000

Total Current Liabilities	3,000	4,355

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,064,300 shares issued and outstanding	703,222	703,222
Additional paid-in capital	302,165	302,165
Stock options	17,907	13,632
Accumulated deficit	(689,679)	(554,353)

Total Stockholders’ Equity	333,615	464,666

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$336,615	$469,021

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Year Ended

	December 31,	December 31,
	2001	2000

REVENUES
Royalty income	$12,000	$12,000

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	124,275	120,075
Professional fees	23,688	19,141
Transfer agent fees	1,148	909
Office supplies and expenses	13,051	13,367
Travel and meals	739	1,700

Total General and Administrative Expenses	162,901	155,192

OPERATING LOSS	(150,901)	(143,192)

OTHER INCOME
Interest income	7,660	3,563
Dividend income	9,274	17,827
Other income	300	—
Loss from investment in LLC	(1,659)	(405)

Total Other Income	15,575	20,985

LOSS BEFORE TAXES	(135,326)	(122,207)
INCOME TAX EXPENSE	—	—

NET LOSS	$(135,326)	$(122,207)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,043,466	14,043,466

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Number of					Total
	Common	Common	Paid-in	Accumulated	Stock	Stockholders'
	Stock Shares	Stock	Capital	Deficit	Options	Equity

Balance, December 31, 1999	13,564,300	$678,222	$302,165	$(432,146)	$13,632	$561,873
Issuances of stock for consulting fees at $0.05 per share	500,000	25,000	—	—	—	25,000
Net loss for the year ended December 31, 2000	—	—	—	(122,207)	—	(122,207)

Balance, December 31, 2000	14,064,300	$703,222	$302,165	$(554,353)	$13,632	$464,666
Stock options granted November 12, 2001	—	—	—	—	4,275	4,275
Net loss for the year ended December 31, 2001	—	—	—	(135,326)	—	(135,326)

Balance, December 31, 2001	14,064,300	$703,222	$302,165	$(689,679)	$17,907	$333,615

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	For the Year Ended

	December 31,	December 31,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(135,326)	$(122,207)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Payment of expenses from issuance of stock	4,275	25,000
Non-cash interest receivable accrual	(7,660)	—
Loss on investment in LLC	1,659	406
Changes in assets and liabilities:
Decrease (increase) in account receivable	—	117,355
Increase (decrease) in accounts payable	(1,355)	(24,521)
Decrease (increase) in other assets	—	1,500
Increase in unrealized royalty income	—	3,000

Net cash provided (used) by operating activities	(138,407)	533

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—

Net increase (decrease) in cash and cash equivalents	(138,407)	533
Cash and cash equivalents, beginning of year	321,761	321,228

Cash and cash equivalents, end of year	$183,354	$321,761

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
NON-CASH TRANSACTIONS:
Stock issued in payment of consulting and other expenses	$—	$25,000
Payment of expenses from stock options granted	$4,275	$—

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

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

In the last quarter of 1996, Metaline transferred substantially all of its assets to a limited liability company. See Note 3 and Note 10.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies of the Company is presented to assist in understanding the financial statements. The financial statements and notes are representations of the Company’s management which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the U.S. and have been consistently applied in the preparation of the financial statements.

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

Fair Value of Financial Instruments

The carrying amounts for cash and receivables approximate their fair value.

Concentration of Risk

The Company held funds in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Company. The balance in that account was $180,035 and $321,761 for the years ended December 31, 2001 and 2000, respectively.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company upon incorporation. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At December 31, 2001, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Investments

The Company accounts for its investment in Metaline Contact Mines LLC using the equity method. See Note 3.

Compensated Absences

Currently, the Company has no employees; therefore, it is impracticable to estimate the amount of compensation for future absences and no liability has been recorded in the accompanying financial statements. The Company’s policy will be to recognize the costs of compensated absences when actually paid to employees.

Basic and Diluted Net Loss Per Share

Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Basic and diluted net loss per share were the same, as there were no common stock equivalents outstanding.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting for Stock Options and Warrants Granted to Employees and Nonemployees

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

Revenue Recognition

Revenues and cost of revenues will be recognized when services or products are furnished or delivered. At December 31, 2001, no revenues were realized or recognized by the Company.

Accounting Pronouncements

In September 2000, the FASB issued SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities and also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000, and is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after June 30, 2001. The Company believes that the adoption of this standard will not have a material effect on the Company’s results of operations or financial position.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no increase in net income in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December F-10

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

NOTE 3 — INVESTMENTS IN LLC

On October 30, 1996, Metaline formed a Delaware limited liability company, Metaline Contact Mines, LLC (hereinafter “The LLC”). Upon organization of The LLC, The Company transferred substantially all of its assets (primarily real property surface rights and timber) to The LLC. The Company recorded its initial investment in The LLC at $674,834, the net book value of the assets transferred. At the time of The LLC’s formation, the Company was the sole member in The LLC, representing 100% ownership.

In 1998, the majority of the Company’s interest in The LLC was expensed in connection with the sale of the majority of The LLC’s assets. See Note 5.

At the beginning of 1998, the Company’s former shareholders acquired 93 percent of The LLC by transferring their stock in the Company to The LLC in exchange for non-managing member interests. At the conclusion of this share exchange, the Company’s percentage of ownership in The LLC was reduced to seven percent (7%). The Company wrote down its initial investment by 93%, thus a loss of $627,596 was recorded to reflect its diluted investment in The LLC. After the write down of its investment, application of The LLC’s capital gains, and The LLC’s operating loss for the year ended December 31, 1998, the value of the Company’s investment in The LLC was $45,440.

Both before and after the share exchange, the Company was the managing member of The LLC. See Note 5 and Note 9.

At December 31, 2001, the Company recorded a loss in The LLC of $1,659, resulting in a decreased value of the Company’s interest to $36,188.

NOTE 4 — MINERAL PROPERTIES

In 1996, Metaline transferred timber and real property surface rights to The LLC (see Note 3) but retained underground mineral rights to the transferred real property and its mining claims, located in Pend Oreille County in Washington State. The timber and real property surface rights were deemed by management to have a value equal to their recorded cost and this cost was transferred to The LLC. The related mineral rights are carried at no cost on Metaline’s books.

In 1997, Metaline and The LLC jointly leased certain Pend Oreille County real estate and all of its mineral rights to a major mining company. See Note 6.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 5 — RELATED PARTIES

During 1996, $33,055 was advanced to The LLC for operating expenditures. At December 31, 2001 and 2000, the remaining balance was approximately $4,000. These funds are recorded on Metaline’s books as part of a non-current, related party receivable, which is uncollateralized.

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain before adjustment of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC (See Note 3) was $507,858. The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, interest at the rate of 7 percent per annum was accrued as a non-current asset at December 31, 2001.

In June 1998, Metaline executed an agreement with Nor-Pac Limited Company wherein, for providing management and consulting services to Metaline, Nor-Pac was entitled to receive 500,000 shares of Metaline common stock in the second half of 1998, 250,000 shares of Metaline common stock quarterly in 1999 and $10,000 per month thereafter commencing on January 1, 2000. This agreement was subsequently modified with an effective date of January 1, 2002, as described in Note 11.

For additional information on related parties, see Notes 3, 6 and 10.

NOTE 6 — MINING LEASE WITH PURCHASE OPTION

On September 1, 1997, Metaline and The LLC acting jointly as lessors, executed an agreement with Cominco American Incorporated (hereinafter “Cominco”) wherein Cominco received the right to explore, develop, and mine Metaline’s underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Under this lease agreement, Cominco obligated itself to pay the lessors $3,000 per quarter for the first five years of the lease with ascending quarterly increments at each successive five year interval.

The aforementioned quarterly disbursements are characterized by the lease as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the lessors.The lease agreement, while providing that Cominco must expend $125,000 in exploration work within the first five years of the lease, also gave Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term. From the inception of the lease through December 31, 2001, Metaline has received $51,016 in payments from Cominco.

During 2001, Teck Cominco Limited was formed following the acquisition of Cominco Corporation by another mining company, Teck Corporation. The former subsidiary of Cominco Corporation, Cominco American Incorporated was renamed, Teck Cominco American, Inc., and continues as lessee under the original agreement discussed in the preceding paragraph.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 7 — CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company purchased control of Metaline from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities’ interests in Metaline Contact Mines LLC. See Note 1 and Note 5.

NOTE 8 — INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to SFAS No. 109 “Accounting for Income Taxes.” Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2001, the Company had net deferred tax assets of approximately $138,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company has a net operating loss carryforward of approximately $690,000 which will expire in the year 2021.

NOTE 9 — STOCK OPTIONS

On November 16, 1999, the board of directors approved the Metaline Contact Mines 1999 Stock Option Plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock shares to officers, directors, employees and consultants through the authorization of the Company’s board of directors at an initial exercise price of $0.125, or $0.15, depending on the terms of the option certificate. The options may be exercised until November 16, 2009, at which time they expire.

The fair value of the options granted on November 12, 2001 was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 6.0%, volatility is 0.24, and the expected life of the options is eight years. Accordingly, $4,275 of option expense was recorded in the Company’s financial statements as consulting and management fees. In accordance with Financial Accounting Standard No. 123 paragraph 115, this expense was deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 9 — STOCK OPTIONS (continued)

Following is a summary of the status of fixed options outstanding at December 31, 2001 and December 31, 2000:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2000	1,000,000	$0.125
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2000	1,000,000	$0.125

Exercisable, December 31, 2000	1,000,000	$0.125

Outstanding January 1, 2001	1,000,000	$0.125
Granted, November 12, 2001	250,000	0.150
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2001	1,250,000	$0.130

Exercisable, December 31, 2001	1,250,000	$0.130

Weighted average fair value of options granted during 2001: $0.02

NOTE 10 — COMMITMENTS AND CONTINGENCIES

All earnings from The LLC in 1997 and 1996 were attributed by The LLC’s principal owners to Metaline. Accordingly, Metaline reported these earnings as its own taxable income (on both Metaline’s and The LLC’s federal income tax returns) with Metaline retaining only a 6.9861 percent interest in The LLC. For calendar years 1998 through 2001, Metaline reported only its pro rata share (6.9861%) of taxable income from The LLC, with other LLC members reporting their respective share of LLC taxable income.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2001

NOTE 10 — COMMITMENTS AND CONTINGENCIES (continued)

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of December 31, 2001, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

NOTE 11 — SUBSEQUENT EVENTS

Effective January 1, 2002, the agreement between Nor-Pac Limited Company (“Nor-Pac”) and Metaline Contact Mines was amended to provide that Nor-Pac will receive $3,000 per month, rather than $10,000 per month for management and consulting services.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure of the Company during the Company’s two most recent fiscal years.

PART III

Item 9. Directors, Executive Officers, and Promoters and Control Persons

The officers and directors of the Company are as follows:

Richard L. Howell. Age 67. Mr. Howell has been the President and a director of the Company since 1998. From 1978 to 1995, Mr. Howell was the Personal Representative of the Estate of Nelson R. Howard and Trustee of the Testamentary Trust created under the Will of Nelson R. Howard. From 1995 to June 1, 2000, Mr. Howell was the Manager of Golconda Limited Company, the successor to the Nelson Howard Trust. From 1994 to present Mr. Howell has been the President and a Governor of Mission Mountain Interests Ltd. Co.; from 1997 to present the President and a Governor of Nor-Pac Limited Company; from 1998 to present, the President and a Governor of Murrayville Land Company LLC, and from 1998 to present, a Director of Paymaster Resources Incorporated.

John W. Beasley. Age 56. Mr. Beasley has been the Secretary and a director of the Company since 1998. He holds a Bachelor of Science degree in Agricultural Economics from the University of California at Berkeley. From 1967 to 1975, Mr. Beasley played professional football for the Minnesota Vikings (including Super Bowl IV) and New Orleans Saints. From 1976 to 1982, he held numerous management positions with the Gulf Consolidated Services organization, including Vice President - Eastern Hemisphere in London, England. From 1992 to present, Mr. Beasley has been President and Manager of J.W. Beasley Interests LLC; from 1994 to present, the Secretary and a Governor of Mission Mountain Interests Ltd. Co.; from 1997 to present, the Secretary and a Governor of Nor-Pac Limited Company; from 1998 to present, the Secretary and a Governor of Murrayville Land Company LLC, the Secretary and a Governor of East-of-Idaho LLC, and the President and a Director of Paymaster Resources Incorporated; from 1999 to present, the Secretary and a Governor of Prichard Creek Resource Partners LLC.

Ed Pommerening. Age 54. Mr. Pommerening has been a director of the Company since 1998. He holds a Bachelor of Science degree in Forestry from the University of Idaho. From 1974 to 1982, Mr. Pommerening was the Forester for The Bunker Hill Company, and from 1982 to 1991 for the Bunker Limited Partnership. From 1991 through 1993, Mr. Pommerening was the Forester for Pintlar Corp. From 1993 to the present, Mr. Pommerening has been the President and Manager of Riverview Timber Services LLC; from 1997 to present, a Governor of Nor-Pac Limited Company, and from 1998 to present, the Secretary and a Director of Paymaster Resources Incorporated.

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

The Directors of the Company are not directors of any other reporting companies. The Company’s Secretary, John W. Beasley, spends approximately 20 hours per week, and its President, Richard L. Howell, spends approximately 5 hours per week, on the business affairs of the Company.

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

Item 10. Executive Compensation

On June 1, 1998, the Company entered into the Management Agreement described below with Nor-Pac Limited Company (“Nor-Pac”). To date, the Company has paid Nor-Pac management fees in the amount of 1,500,000 shares of its authorized, but unissued, common stock, with an aggregate value of $75,000, and $140,000 in cash. Nor-Pac is owned, as to 75%, by entities that are owned by the Company’s directors as disclosed below.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

					Long Term Compensation

		Annual Compensation			Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

					Restricted	Securities
Name and				Other Annual	Stock	Underlying	LTIP	All Other
Principal		Salary	Bonus	Compensation	Awards	Option/SAR	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Richard Howell,	1999	0	0	0	0	250,000	0	1,050
President and	2000	0	0	0	0	0	0	12,500
Director	2001	0	0	0	0	0	0	0

John Beasley,	1999	0	0	0	0	250,000	0	1,050
Secretary and	2000	0	0	0	0	0	0	12,500
Director	2001	0	0	0	0	0	0	0

Ed Pommerening	1999	0	0	0	0	250,000	0	1,050
Director	2000	0	0	0	0	0	0	12,500
	2001	0	0	0	0	0	0	0

Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year

Individual Grants

(a)	(b)	(c)	(d)	(e)

	Number of Securities	% of Total Options/SAR's	Exercise or
	Underlying Options/SAR's	Granted to Employees	Base Price	Expiration
Name	Granted	in Fiscal Year	($/S)	Date

Nelson Robert Howard	250,000	100%	$0.15	11-22-09

Note:	The Exercise Price, as specified in column “d” above is subject to adjustment. In the event the Company issues or sells any common stock for a per share consideration of less than the Exercise Price stated in column “d” above, the Exercise Price shall be reduced to the price (calculated to the nearest cent) determined by multiplying the Exercise Price in effect immediately prior to the time of such issue or sale by a fraction (i) the numerator of which shall be the sum of (x) the aggregate number of common shares outstanding immediately prior to such issue or sale plus (y) the consideration received by the Company upon such issue or sale, and (ii) the denominator of which shall be the product of (x) the aggregate number of common shares outstanding immediately after the issue or sale, multiplied by (y) the market price of the common shares immediately prior to such issue or sale. No adjustment of the Exercise Price shall be made by reason of (i) the issue, sale, or grant under any stock option plan or stock purchase plan of the Company or under any individual arrangement or otherwise, to any employee or director of the Company or any independent contractor, in consideration of the rendering of services to the Company by such employee, director, or independent contractor, of any common shares or rights to subscribe for or to purchase, or options for the purchase of, common shares or convertible securities or (ii) a change in the purchase price provided for in any such right or option, in the additional consideration, if any, payable upon the conversion or exchange of any such convertible securities, or in the rate at which any such convertible securities are convertible or exchangeable.

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

(a)	(b)	(c)	(d)	(e)

			Number of Securities Underlying	Value of Unexercised
			Unexercised Options/SARs	In-the-Money Options/SARs
	Shares	Value	at FY-End (#)	at FY-End ($)
	Acquired on	Realized
Name	Exercise (#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Richard Howell	0	0	250,000/0	$0/$0
John Beasley	0	0	250,000/0	$0/$0
Ed Pommerening	0	0	250,000/0	$0/$0
Gene George	0	0	250,000/0	$0/$0
Nelson Robert	0	0	250,000/0	$0/$0
Howard

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

There was an increase of $0.025 per share if the exercise price of stock options granted in November of 2001 versus the options granted in November of 1999.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table describes the Security Ownership of Certain Beneficial Owners and Management as of April 1, 2002:

(1)	(2)	(3)	(4)	(5)

	Name and	Amount and
	Address of	Nature of		Amount and (Percent)
	Beneficial	Beneficial		of Class if All Warrants
Title of Class	Owner	Owner	Percent of Class	are Exercised

Common	Metaline Contact Mines LLC P.O. Box 387 Murray, ID 83874(1)	11,236,643 Direct Owner	79.89%	11,236,643	(73.30%)

Common	Nor-Pac Limited Company P.O. Box 412 Murray, ID 83874	1,500,000 Direct Owner	10.66%	1,500,000	(9.70%)

Common	Richard L. Howell 1509 Hemlock Lewiston, ID 83501	3,183,992 Indirect Owner	22.60%	3,433,992	(22.40%)

Common	Ed Pommerening P.O. Box 369 Pinehurst, ID 83850	3,183,992 Indirect Owner	22.60%	3,433,992	(22.40%)

Common	John W. Beasley P.O. Box 387 Murray, ID 83874	1,591,996 Indirect Owner	11.30%	1,841,996	(12.00%)

Common	Directors and Executive Officers as a group	7,959,980 Indirect Owners	56.50%	8,709,980	(56.80%)

Note 1:	Metaline Contact Mines LLC is owned, as to 99.994%, by Nor-Pac Limited Company (hereinafter “Nor-Pac”).

Note 2:	Richard L. Howell is the Trustee of the R.L. and M.D. Howell Trust, the owner of a 25% equity membership interest in Nor-Pac; Ed Pommerening is the President and Manager of Riverview Timber Services LLC, the owner of a 25% equity membership interest in Nor-Pac; and John W. Beasley is the President and Manager of J.W. Beasley Interests LLC, a limited partner (as to 50%) of G.G.J.B. & K.G.P.B. Holdings Limited Partnership (hereinafter referred to as “GGJB”). GGJB is the owner of a 25% equity membership interest in Nor-Pac.

By virtue of their respective interests in R.L. and M.D. Howell Trust, Riverview Timber Services LLC, and J.W. Beasley Interests LLC (and its interests in GGJB), and those entities’ respective interests in Nor-Pac, Messrs. Howell, Pommerening, and Beasley are considered as being “indirect” owners of the above shares.

There are no arrangements, written or oral, which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

On June 1, 1998, the Company entered into an Agreement for Management and Consulting Services with Nor-Pac Limited Company (hereinafter referred to as the “Management Agreement”), which Management Agreement was amended by First Amendment to the Agreement for Management and Consulting Services, dated January 1, 1999. Under the terms of the Management Agreement Nor-Pac Limited Company (hereinafter referred to as “Nor-Pac”) provides the Company with certain management and consulting services, and Nor-Pac is entitled to receive Five Hundred Thousand (500,000) shares of the Company’s authorized, but unissued, common stock in the second half of 1998, Two Hundred Fifty Thousand (250,000) shares quarterly in 1999, and Ten Thousand Dollars ($10,000.00) per month thereafter commencing on January 1, 2000. In the event in 1999 the Company’s common stock becomes publicly traded on NASDAQ’s Over-the-Counter Electronic Bulletin Board (OTCBB), Nor-Pac shall receive as additional compensation Five Hundred Thousand (500,000) shares of common stock and One Million (1,000,000) shares if the Company’s common stock become listed on NASDAQ. In 1999, the Company’s common stock did not become publicly traded on either the OTCBB or NASDAQ, and as a result, Nor-Pac was not compensated the additional shares of the Company’s common stock as described hereinabove.

Commencing on January 1, 2000, the Company and Nor-Pac review on a quarterly basis the amount and scope of the consulting, management and advisory services performed by Nor-Pac on the Company’s behalf, and if it is determined that it is a materially greater of lesser amount, then the Company and Nor-Pac shall agree to an equitable adjustment in the fees paid by the Company. All payments due Nor-Pac pursuant to the terms of the Management Agreement have been made.

Under the terms of the Management Agreement, Nor-Pac makes available to the Company the services of its officers and representatives for the purposes of advising and consulting with the Company concerning all phases of the Company’s business affairs and operations, including the following:

(1)	assisting the Company in determining its short and long term capital requirements, in determining the best method of fulfilling such capital requirements, and in locating sources of equity and long and short term debt financing;

(2)	assisting the Company in determining the need for and devising and installing financial, accounting and other office and business systems and controls;

(3)	assisting the Company in developing business investment and management plans and programs, in formulating policies and objectives, and carrying out such plans, programs and policies required for the efficient and successful operation of the Company’s business operations;

(4)	assisting the Company in developing a public trading market for its securities;

(5)	assisting the Company in finding, researching, evaluating, leasing, acquiring, joint venturing and in any and all ways securing the rights to natural resource properties.

Nor-Pac is Seventy Five Percent (75%) owned by entities that are owned, directly or indirectly, in whole or in part, by Richard L. Howell, John W. Beasley and Ed Pommerening, directors of the Company. Because of their respective interests in these entities, Richard L. Howell, John W. Beasley and Ed Pommerening may be deemed to have an indirect material interest in the transaction.

Subsequent Event to Management Agreement

On January 1, 2002, the Company and Nor-Pac amended the Management Agreement thereby reducing the management fee from Ten Thousand Dollars ($10,000.00) to Three Thousand Dollars ($3,000.00) per month.

It is the opinion of the management of the Company that the services and fees provided for in the Management Agreement as amended are no less favorable to the Company than could have been secured in arm’s-length transactions.

Metaline Contact Mines LLC (“MCMLLC”), a Delaware limited liability company, owns 79.89% of the outstanding shares of the Company. The Company is the Managing Member of MCMLLC.

The Company has not transacted any business with promoters, nor have any of its assets been or are to be acquired from promoters.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-B:

Exhibit No.	Description

3(i)	Amended Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form 10-SB. File No. 0-31025.

3(ii)	By-Laws. Incorporated by reference to the Company’s Registration Statement on Form 10-SB. File No. 0-31025.

10(i)	Mining Lease With Purchase Option. Incorporated by reference to the Company’s Registration Statement on Form 10-SB. File No. 0-31025.

10(ii)(A)	Agreement for Management and Consulting Services. Incorporated by reference to the Company’s Registration Statement on Form 10-SB. File No. 0-31025.

(b)	No reports have been filed on Form 8-K during the last fiscal year covered by this report.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE CONTACT MINES

By:	/s/ Richard L. Howell	Date:	3/25/02

Richard L. Howell, President (Principal Executive Officer)

By:	/s/ John W. Beasley	Date:	3/25/02

John W. Beasley, Secretary (Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard L. Howell	Date:	3/25/02

Richard L. Howell Director

By:	/s/ John W. Beasley	Date:	3/25/02

John W. Beasley Director

By:	/s/ Ed Pommerening	Date:	3/25/02

Ed Pommerening Director

Supplemental information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

Not Applicable