Form 10QSB
period 2002-03-31
METALINE CONTACT MINES
filed 2002-05-09
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from 1-1-02 to 3-31-02

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.

For the transition period from ______________ to ______________

Commission file number 000-31025

METALINE CONTACT MINES

(Exact name of small business issuer as specified in its charter)

Washington	91-0779945

(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

6599 Prichard Creek Road, Murray, ID 83874

(Address of principal executive offices)

208-682-2217

(Issuer’s telephone number

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,064,300

Transitional Small Business Disclosure Format (Check one):  Yes [   ]  No [X]

METALINE CONTACT MINES

FINANCIAL STATEMENTS
March 31, 2002

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of March 31, 2002, and the related statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2002 and 2001. All information included in these financial statements is the representation of the management of Metaline Contact Mines.

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

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated February 14, 2002, but we have not performed any auditing procedures since that date.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

April 26, 2002

METALINE CONTACT MINES
BALANCE SHEETS

	March 31,	December 31,
	2002	2001
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$155,802	$183,354
Receivable from MLC	18,000	—

Total Current Assets	173,802	183,354

OTHER ASSETS
Receivables from related parties	109,413	109,413
Accrued interest receivable	9,575	7,660
Investment in LLC	36,079	36,188

Total Other Assets	155,067	153,261

TOTAL ASSETS	$328,869	$336,615

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$3,000	$—
Deferred royalty income	3,000	3,000

Total Current Liabilities	6,000	3,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,064,300 shares issued and outstanding	703,222	703,222
Additional paid-in capital	302,165	302,165
Stock options	17,907	17,907
Accumulated deficit	(700,425)	(689,679)

Total Stockholders’ Equity	322,869	333,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$328,869	$336,615

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended

	March 31,	March 31,
	2002	2001
	(Unaudited)	(Unaudited)

REVENUES
Royalty income	$3,000	$3,000

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	9,000	30,000
Professional fees	5,229	8,396
Transfer agent fees	367	237
Taxes, licenses, and fees	389	—
Office supplies and expenses	1,035	1,674

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	16,020	40,307

OPERATING LOSS	(13,020)	(37,307)

OTHER INCOME
Dividend income	468	3,287
Interest income	1,915	—
Miscellaneous income	—	300
Loss from investment in LLC	(109)	(105)

TOTAL OTHER INCOME	2,274	3,482

LOSS BEFORE TAXES	(10,746)	(33,825)
INCOME TAX EXPENSE	—	—

NET LOSS	$(10,746)	$(33,825)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,064,300	14,064,300

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-in	Accumulated	Stock	Stockholders'
	Shares	Amount	Capital	Deficit	Options	Equity

Balance, January 1, 2000	13,564,300	$678,222	$302,165	$(432,146)	$13,632	$561,873
Issuances of stock for consulting fees at $0.05 per share	500,000	25,000	—	—	—	25,000
Net loss, December 31, 2000	—	—	—	(122,207)	—	(122,207)

Balance, December 31, 2000	14,064,300	703,222	302,165	(554,353)	13,632	464,666
Stock options granted November 12, 2001	—	—	—	—	4,275	4,275
Net loss, December 31, 2001	—	—	—	(135,326)	—	(135,326)

Balance, December 31, 2001	14,064,300	703,222	302,165	(689,679)	17,907	333,615
Net loss, March 31, 2002	—	—	—	(10,746)	—	(10,746)

Balance, March 31, 2002 (unaudited)	14,064,300	$703,222	$302,165	$(700,425)	$17,907	$322,869

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Three Months Ended

	March 31,	March 31,
	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(10,746)	$(33,825)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accrued interest on amount due from MCMLLC	(1,915)	—
Changes in assets and liabilities:
Decrease in investment in LLC	109	105
Increase (decrease) in accounts payable	3,000	13,841

Net cash provided (used) by operating activities	(9,552)	(19,879)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Cash advance to MLC	(18,000)	—

Net cash provided (used) by financing activities	(18,000)	—

Net increase (decrease) in cash and cash equivalents	(27,552)	(19,879)
Cash and cash equivalents, beginning of period	183,354	321,761

Cash and cash equivalents, end of period	$155,802	$301,882

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
NON-CASH TRANSACTIONS:	$—	$—

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no increase in net income in fiscal 2002. The Company is currently evaluating the impact of the transitional provisions of the statement.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at December 31, 2001.

Interim Financial Statements

The interim financial statements as of and for the period ended March 31, 2002 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk

The Company held funds in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Company. The balance in that account was $155,503 and $180,035 for the period ended March 31, 2002 and year ended December 31, 2001, respectively. Further, the Company’s sole source of income currently is royalty income it receives under a mineral property lease with Cominco American, Inc. See Note 6.

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

At March 31, 2002, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 — INVESTMENT IN LLC

On October 30, 1996, the Company organized a Delaware limited liability company, Metaline Contact Mines, LLC (hereinafter “The LLC”). Upon organization of The LLC, the Company transferred substantially all of its assets (primarily real property surface rights and timber) to The LLC. At the time of The LLC’s formation, the Company was the sole managing member in The LLC, representing 100% ownership.

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

At March 31, 2002, the Company recorded a first quarter loss in The LLC of $109, reducing the Company’s recorded interest in the LLC to $36,079.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 4 — MINERAL PROPERTIES (continued)

In 1997, Metaline and The LLC jointly leased certain Pend Oreille County real estate and all of its mineral rights to a major mining company. See Note 6.

NOTE 5 — RELATED PARTIES

In March 2002, the Company advanced $18,000 on a short-term basis to Murrayville Land Company to facilitate a real estate purchase. Collection on the receivable is expected within one year.

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain before adjustment of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC (See Note 3) was $507,858. The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, interest at the rate of 7 percent per annum was accrued as a non-current asset at March 31, 2002 and December 31, 2001.

In June 1998, Metaline executed an agreement with Nor-Pac Limited Company wherein, for providing management and consulting services to Metaline, Nor-Pac was entitled to receive 500,000 shares of Metaline common stock in the second half of 1998, 250,000 shares of Metaline common stock quarterly in 1999 and $10,000 per month thereafter commencing on January 1, 2000. This agreement was subsequently modified with an effective date of January 1, 2002, providing that Nor-Pac will receive $3,000 per month, rather than $10,000 per month.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 6 — MINING LEASE WITH PURCHASE OPTION (continued)

From the inception of the lease through March 31, 2002, Metaline has received $54,016 in payments from Cominco.

During 2001, Teck Cominco Limited was formed following the acquisition of Cominco Corporation by another mining company, Teck Corporation. The former subsidiary of Cominco Corporation, Cominco American Incorporated was renamed, Teck Cominco American, Inc., and continues as lessee under the original agreement discussed in the preceding paragraph.

NOTE 7 — CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company (hereinafter “Nor-Pac”) purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities’ non-managing membership interests in Metaline Contact Mines LLC. See Notes 1 and 5.

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

At December 31, 2001, the Company has a net operating loss carryforward of approximately $690,000 which will expire in the year 2021. At March 31, 2002, the Company’s estimated net operating loss was $701,000 for federal income tax purposes.

NOTE 9 — STOCK OPTIONS

On November 16, 1999, the board of directors approved the Metaline Contact Mines 1999 Stock Option Plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock shares to officers, directors, employees and consultants through the authorization of the

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

NOTE 9 — STOCK OPTIONS (continued)

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

Following is a summary of the status of fixed options outstanding at December 31, 2001 and March 31, 2002:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2001	1,000,000	$0.125
Granted, November 12, 2001	250,000	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2001	1,250,000	$0.150

Exercisable, December 31, 2001	1,250,000	$0.150

Outstanding January 1, 2002	1,250,000	$0.130
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, March 31, 2002	1,250,000	$0.130

Exercisable, March 31, 2002	1,250,000	$0.130

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2002

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

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of March 31, 2002, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

NOTE 11 — SUBSEQUENT EVENTS

Effective March 15, 2002, the Mining Lease with Purchase Option (Note 6) between Metaline Contact Mines and Teck Cominco American Incorporated was amended, reducing the amount of acreage leased from the Company, and providing for an approximately three percent decrease in royalty payments.

Item 2.	Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company had revenues from operations of $3,000 in the first quarter of 2002, the same as its operating revenues of $3,000 in the first quarter of 2001. However, the Company experienced a decreased operating loss of $16,020 in the first quarter of 2001 versus $40,307 in the first quarter of 2001. The decreased loss, $24,287 in the first quarter of 2002, was predominantly due to a decrease in management and professional fees.

Management fees decreased by $21,000, from $30,000 in the first quarter of 2001 to $9,000 in the first quarter of 2002. Professional fees, consisting of legal and accounting decreased by $3,167, from $8,396 in the first quarter of 2001 to $5,229 in the first quarter of 2002, due to a decrease in the cost its audited financial statements necessitated in SEC filing requirements. Transfer agent fees increased by $130 in the first quarter of 2002, to $367 in the first quarter of 2002 from $237 in the first quarter of 2001 due to a slight increase in trading volume on the Company’s common stock. Office supplies and expenses decreased to $1,035 in the first quarter of 2002 from $1,674 in the first quarter of 2001 due to cost decreases of $639 in the Company’s share of office expenses. Taxes, licenses and fees increased by $389 in the first quarter of 2002, from nil in 2001 to $389 in 2002. The increase was due to the Company becoming listed in the Spokane Quotation Bureau and Washington State filing fees.

The Company’s other income decreased by $1,208 in the first quarter of 2002 to $2,274 from $3,482 in the first quarter of 2000. The decrease was caused by lower dividend rates earned on the Company’s money market account, and a $109 loss from its investment in Metaline Contact Mines LLC. The Company did, however, experience a gain in interest income of $1,915 during the first quarter of 2002 versus nil in the first quarter of 2001. The gain in interest income was due to the Company’s demand note on receivables from a related party, Metaline Contact Mines LLC (“MCMLLC”).

Financial Condition

The Company’s financial condition is such that it can continue at its current level of operations for an additional 2 years without the necessity of additional capital. Current level of operations includes maintaining compliance with the New Cominco Lease, and the reporting requirements of the SEC. Thereafter, the Company may require additional capital for future operating costs and working capital. Such additional capital could be obtained from either increased revenues from operations (in the event the Company’s mineral rights and properties are placed into commercial production by Teck Cominco), or from the sale of shares of the Company’s authorized, but unissued, common stock.

Under the New Cominco Lease, any production decision on the Company’s mineral rights and properties is under the sole discretion and control of Teck Cominco. Further, there are no assurances that the Company would be able to sell shares of its authorized, but unissued, common stock on terms acceptable to the Company. Any such sales of shares could be dilutive to the Company’s then-existing shareholders, and any debt financings could involve restrictive covenants with respect to future capital raising activities, and other financial and operational matters.

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

Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company’s cash position as of March 31, 2002 was $173,802 as compared to $301,882 as of March 31, 2001.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company’s most significant cash requirement is its management fee of $3,000 per month payable under the terms of its Management Agreement, as amended, with Nor-Pac. However, as a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company’s affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). The Company also has a related party receivable from MCMLLC in the amount of $109,413, with accrued interest of $9,575, as of March 31, 2002. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

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

Item 2. Changes in Securities

There has been no change in securities for the quarter ending March 31, 2002.

Item 3. Defaults Upon Senior Securities

       None.

Item 4. Submission of Matters to a Vote of Security Holders

       None.

Item 5. Other Information

       None.

Item 6. Exhibits and Reports on Form 8-K

No exhibits required. There were no reports filed on Form 8-K during the three month period ended March 31, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 6th day of May, 2002	METALINE CONTACT MINES

	By:	/s/ John W. Beasley

John W. Beasley Secretary