Form 10QSB
period 2002-06-30
METALINE CONTACT MINES
filed 2002-08-13
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from 4-1-02 to 6-30-02

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.

For the transition period from _________________ to _________________

Commission file number 000-31025

METALINE CONTACT MINES

(Exact name of small business issuer as specified in its charter)

Washington (State or jurisdiction of incorporation or organization)	91-0779945 (IRS Employer Identification No.)

6599 Prichard Creek Road, Murray, ID 83874

(Address of principal executive offices)

208-682-2217

(Issuer’s telephone number)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,064,300

Transitional Small Business Disclosure Format (Check one):  Yes  [   ]    No  [X]

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The Board of Directors
Metaline Contact Mines
Murray, Idaho

ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of June 30, 2002, and the related statements of operations, stockholders’ equity, and cash flows for the six months then ended. All information included in these financial statements is the representation of the management of Metaline Contact Mines.

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

The financial statements for the year ended December 31, 2001 were audited by us and we expressed an unqualified opinion on them in our report dated February 14, 2002. We have not performed any auditing procedures since that date.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

July 22, 2002

METALINE CONTACT MINES
BALANCE SHEETS

	June 30,	December 31,
	2002	2001

	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$129,753	$183,354
Receivable from MLC	18,000	—

Total Current Assets	147,753	183,354

OTHER ASSETS
Receivables from related parties	109,413	109,413
Accrued interest receivable	11,939	7,660
Investment in LLC	35,975	36,188

Total Other Assets	157,327	153,261

TOTAL ASSETS	$305,080	$336,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$—	$—
Deferred royalty income	—	3,000

Total Current Liabilities	—	3,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,064,300 shares issued and outstanding	703,222	703,222
Additional paid-in capital	302,165	302,165
Stock options	17,907	17,907
Accumulated deficit	(718,214)	(689,679)

Total Stockholders’ Equity	305,080	333,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$305,080	$336,615

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2002	2001	2002	2001

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Royalty income	$3,000	$3,000	$6,000	$6,000

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	12,614	30,000	21,614	60,000
Professional fees	6,465	5,969	11,694	14,365
Transfer agent fees	273	418	640	655
Taxes, licenses, and fees	39	10	428	10
Travel and meals	—	739	—	739
Office supplies and expenses	4,078	5,930	5,113	7,604

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	23,469	43,066	39,489	83,373

OPERATING LOSS	(20,469)	(40,066)	(33,489)	(77,373)

OTHER INCOME
Dividend income	420	2,857	888	6,144
Interest income	2,364	—	4,279	300
Loss from investment in LLC	(104)	(133)	(213)	(237)

TOTAL OTHER INCOME	2,680	2,724	4,954	6,207

LOSS BEFORE TAXES	(17,789)	(37,342)	(28,535)	(71,166)
INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(17,789)	$(37,342)	$(28,535)	$(71,166)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,064,300	14,064,300	14,064,300	14,064,300

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-in	Accumulated	Stock	Stockholders'
	Shares	Amount	Capital	Deficit	Options	Equity

Balance, January 1, 2000	13,564,300	$678,222	$302,165	$(432,146)	$13,632	$561,873
Issuances of stock for consulting fees at $0.05 per share	500,000	25,000	—	—	—	25,000
Net loss for year ended, December 31, 2000	—	—	—	(122,207)	—	(122,207)

Balance, December 31, 2000	14,064,300	703,222	302,165	(554,353)	13,632	464,666
Stock options granted November 12, 2001	—	—	—	—	4,275	4,275
Net loss for year ended, December 31, 2001	—	—	—	(135,326)	—	(135,326)

Balance, December 31, 2001	14,064,300	703,222	302,165	(689,679)	17,907	333,615
Net loss for six months ended, June 30, 2002	—	—	—	(28,535)	—	(28,535)

Balance, June 30, 2002 (unaudited)	14,064,300	$703,222	$302,165	$(718,214)	$17,907	$305,080

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 30,	June 30,
	2002	2001

	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,535)	$(71,166)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accrued interest on amount due from MCMLLC	(4,279)	—
Changes in assets and liabilities:
Decrease in investment in LLC	213	238
Increase (decrease) in accounts payable	—	30,947
Increase (decrease) in deferred royalty income	(3,000)	—

Net cash provided (used) by operating activities	(35,601)	(39,981)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES	—	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES
Cash advance to MLC	(18,000)	—

Net cash provided (used) by financing activities	(18,000)	—

Net increase (decrease) in cash and cash equivalents	(53,601)	(39,981)
Cash and cash equivalents, beginning of period	183,354	321,761

Cash and cash equivalents, end of period	$129,753	$281,780

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

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

The Company’s year end is December 31.

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

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no changes to the Company’s results of operations or financial position.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. Statement 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at June 30, 2002.

Interim Financial Statements

The interim financial statements as of and for the period ended June 30, 2002 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, investments, and payables approximate their fair value.

Concentration of Risk

The Company held funds in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Company. The balance in that account was $128,515 and $180,035 at June 30, 2002 and December 31, 2001, respectively. Further, the Company’s sole source of income currently is royalty income it receives under a mineral property lease with Teck Cominco American, Inc. See Note 6.

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

At June 30, 2002, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Investments

The Company accounts for its investment in Metaline Contact Mines LLC using the equity method. See Note 3.

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

At June 30, 2002, the Company recorded a six-month loss in The LLC of $213, reducing the Company’s recorded interest in the LLC to $35,975.

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

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

NOTE 5 — RELATED PARTIES

In March 2002, the Company advanced $18,000 on a short-term basis to Murrayville Land Company, an affiliated company, to facilitate a real estate purchase. Collection on the receivable is expected within one year.

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustment of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858 (See Note 3). The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, interest at the rate of 7 percent per annum was accrued as a non-current asset at June 30, 2002 and December 31, 2001.

In June 1998, Metaline executed an agreement with Nor-Pac Limited Company, an affiliated company, wherein, for providing management and consulting services to Metaline, Nor-Pac was entitled to receive 500,000 shares of Metaline common stock in the second half of 1998, 250,000 shares of Metaline common stock quarterly in 1999 and $10,000 per month thereafter commencing on January 1, 2000. This agreement was subsequently modified with an effective date of January 1, 2002, providing that Nor-Pac will receive $3,000 per month, rather than $10,000 per month.

For additional information on related parties, see Notes 3, 6 and 10.

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

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

From the inception of the lease through June 30, 2002, Metaline has received $57,016 in payments from Cominco.

During 2001 Teck Cominco Limited was formed, following the acquisition of Cominco Corporation by another mining company, Teck Corporation. The former subsidiary of Cominco Corporation, Cominco American Incorporated was renamed, Teck Cominco American, Inc., and continues as lessee under the original Cominco lease agreement.

Effective March 15, 2002, the aforementioned lease agreement was amended, thereby reducing the amount of acreage leased from the Company, and providing for an approximately three percent decrease in royalty payments.

NOTE 7 — CHANGE IN LLC OWNERSHIP

     On June 1, 1998, Nor-Pac Limited Company (hereinafter “Nor-Pac”) purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities’ non-managing membership interests in Metaline Contact Mines LLC. See Notes 1 and 5.

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

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

At December 31, 2001, the Company had a net deferred tax asset of approximately $138,000, principally arising from net operating loss carryforwards for income tax purposes. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2001.

At December 31, 2001, the Company has a net operating loss carryforward of approximately $690,000 which will expire in the year 2021. At June 30, 2002, the Company’s estimated net operating loss was $700,000 for federal income tax purposes.

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

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
June 30, 2002

NOTE 9 — STOCK OPTIONS (continued)

Following is a summary of the status of fixed options outstanding at December 31, 2001 and June 30, 2002:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2001	1,000,000	$0.125
Granted, November 12, 2001	250,000	0.150
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2001	1,250,000	$0.130

Exercisable, December 31, 2001	1,250,000	$0.130

Outstanding January 1, 2002	1,250,000	0.130
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, June 30, 2002	1,250,000	$0.130

Exercisable, June 30, 2002	1,250,000	$0.130

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

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of June 30, 2002, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company had revenues from operations of $3,000 in the second quarter of 2002, the same as its operating revenues of $3,000 in the second quarter of 2001. However, the Company experienced a decrease in its operating loss to $20,469 in the second quarter of 2002 from $40,066 in the second quarter of 2001. The decrease in operating loss of $19,597 in the second quarter of 2002 was predominantly due to decrease in management fees, transfer agent fees, and office supplies and expenses.

Consulting and management fees decreased from $30,000 in the second quarter of 2001 to $12,614 during the second quarter of 2002. However, professional fees, consisting of legal and accounting, increased $496 in the second quarter of 2002 to $6,465 versus $5,969 in the second quarter of 2001, due to an increase in accounting requirements. Transfer agent fees decreased $145 in the second quarter of 2002 to $273 from $418 in the second quarter of 2001 due to the Company not submitting any matters to its shareholders during the period. Office supplies and expenses decreased to $4,078 in the second quarter of 2002 from $5,930 in the second quarter of 2001, or $1,852, due to the Company’s conscious efforts to reduce its office related expenses.

The Company’s other income decreased by $44 in the second quarter of 2002 to $2,680 from $2,724 in the second quarter of 2001. The decrease was due to a decrease in dividends earned on the Company’s money market account of $2,437. However this decrease was offset by a gain in interest income of $2,364 during the second quarter of 2002 versus nil in the second quarter of 2001. The Company also experienced a decrease in its loss from its investment in Metaline Contact Mines LLC, from $133 during the second quarter of 2001 to $104 during the second quarter of 2002.

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

Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company’s cash position as of June 30, 2002 was $147,753 as compared to $281,780 as of June 30, 2001.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company’s most significant cash requirement is its management fee of $3,000 per month payable under the terms of its Management Agreement, as amended, with Nor-Pac. However, as a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company’s affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). The Company also has a related party receivable from MCMLLC in the amount of $109,413, with accrued interest of $11,939, as of June 30, 2002. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

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

Item 2. Changes in Securities

There has been no change in securities during the second quarter of 2002.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its shareholders during the second quarter of 2002.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 12th day of August, 2002	METALINE CONTACT MINES

	By:	/s/ John W. Beasley

John W. Beasley Secretary & Director