Form 10QSB
period 2002-09-30
METALINE CONTACT MINES
filed 2002-11-07
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from    7-1-02 to 9-30-02

[   ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.

For the transition period from __________ to __________

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The Board of Directors
Metaline Contact Mines
Murray, Idaho

ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of September 30, 2002, and the related statements of operations, stockholders’ equity, and cash flows for the nine months then ended. All information included in these financial statements is the representation of the management of Metaline Contact Mines.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

October 14, 2002

METALINE CONTACT MINES
BALANCE SHEETS

	September 30,	December 31,
	2002	2001
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$122,346	$183,354
Receivable from related party	18,000	—

Total Current Assets	140,346	183,354

OTHER ASSETS	109,413	109,413
Receivables from related parties	109,413	109,413
Accrued interest receivable	13,405	7,660
Investment in LLC	35,750	36,188

Total Other Assets	158,568	153,261

TOTAL ASSETS	$298,913	$336,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Deferred royalty income	$3,880	$3,000

Total Current Liabilities	3,880	3,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,064,300 shares issued and outstanding	703,222	703,222
Additional paid-in capital	302,165	302,165
Stock options	17,907	17,907
Accumulated deficit	(728,261)	(689,679)

Total Stockholders’ Equity	295,033	333,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$298,913	$336,615

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Royalty income	$2,910	$3,000	$8,910	$9,000

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	9,000	30,000	30,614	90,000
Professional fees	3,000	7,303	14,695	21,668
Transfer agent fees	261	168	901	823
Taxes, licenses, and fees	—	—	428	10
Office supplies and expenses	2,295	2,673	7,408	11,016

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	14,556	40,144	54,046	123,517

OPERATING LOSS	(11,646)	(37,144)	(45,136)	(114,517)

OTHER INCOME
Dividend income	359	2,120	1,247	8,264
Interest income	1,466	—	5,745	—
Miscellaneous income	—	—	—	300
Loss from investment in LLC	(226)	(1,332)	(439)	(1,570)

TOTAL OTHER INCOME	1,599	788	6,554	6,994

LOSS BEFORE TAXES	(10,047)	(36,356)	(38,582)	(107,523)
INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(10,047)	$(36,356)	$(38,582)	$(107,523)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$nil	$nil	$nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,064,300	14,064,300	14,064,300	14,064,300

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-in	Accumulated	Stock	Stockholders'
	Shares	Amount	Capital	Deficit	Options	Equity

Balance, January 1, 2000	13,564,300	$678,222	$302,165	$(432,146)	$13,632	$561,873
Issuances of stock for consulting fees at $0.05 per share	500,000	25,000	—	—	—	25,000
Net loss for year ended, December 31, 2000	—	—	—	(122,207)	—	(122,207)

Balance, December 31, 2000	14,064,300	703,222	302,165	(554,353)	13,632	464,666
Stock options granted November 12, 2001	—	—	—	—	4,275	4,275
Net loss for year ended, December 31, 2001	—	—	—	(135,326)	—	(135,326)

Balance, December 31, 2001	14,064,300	703,222	302,165	(689,679)	17,907	333,615
Net loss for nine months ended, September 30, 2002	—	—	—	(38,582)	—	(38,582)

Balance, September 30, 2002 (unaudited)	14,064,300	$703,222	$302,165	$(728,261)	$17,907	$295,033

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 30,
	2002	2001
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,582)	$(107,523)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accrued interest on amount due from MCMLLC	(5,745)	—
Changes in assets and liabilities:
Decrease in investment in LLC	439	1,570
Increase (decrease) in accounts payable	—	(1,355)
Increase (decrease) in deferred royalty income	880	—

Net cash provided (used) by operating activities	(43,008)	(107,308)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Cash advance to related party	(18,000)	—

Net cash provided (used) by financing activities	(18,000)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—
Net increase (decrease) in cash and cash equivalents	(61,008)	(107,308)
Cash and cash equivalents, beginning of period	183,354	321,761

Cash and cash equivalents, end of period	$122,346	$214,453

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

See accountant’s review report and accompanying notes.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)

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

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144). SFAS 144 replaces SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 and does not believe that the adoption will have a material impact on the financial statements of the Company at September 30, 2002.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, which updates, clarifies and simplifies existing accounting pronouncements. FASB No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded, as a result, FASB 64, which amended FASB 4, was rescinded as it was no longer necessary. SFAS No. 145 amended FASB 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management has not yet determined the effects of adopting this Statement on the financial position or results of operations at September 30, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146,” Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (continued)

SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002 and is not yet effective. The impact on the Company’s financial position or results of operations from adopting SFAS No. 146 has not been determined.

Interim Financial Statements

The interim financial statements as of and for the period ended September 30, 2002 included herein have been prepared for the Company without audit. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

Concentration of Risk

The Company held funds in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Company. The balance in that account was $121,164 and $180,035 at September 30, 2002 and December 31, 2001, respectively. Further, the Company’s sole source of income currently is royalty income it receives under a mineral property lease with Teck Cominco American, Inc. See Note 6.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002

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

At September 30, 2002, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
September 30, 2002

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

At the beginning of 1998, the Company’s former shareholders acquired 93% of The LLC by transferring their stock in the Company to The LLC in exchange for non-managing membership interests. (See Note 7.) At the conclusion of this share exchange, the Company’s percentage of ownership in The LLC was reduced to seven percent (7%). The Company wrote down its initial investment by 93% to reflect its diluted investment in The LLC. After the write down of its investment, and net change in member capital during the year 1998, the value of the Company’s investment in The LLC was $45,440 at December 31, 1998.

After the dilution of its investment in The LLC, the Company continued as the managing member of The LLC. (See Note 5.)

At September 30, 2002, the Company recorded a nine-month loss in The LLC of $439, reducing the Company’s recorded interest in the LLC to $35,750.

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

NOTE 5 — RELATED PARTIES

In March 2002, the Company advanced $18,000 on a short-term, unsecured basis to Murrayville Land Company, an affiliated company, to facilitate a real estate purchase. Collection on the receivable is expected within one year.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002

NOTE 5 — RELATED PARTIES (continued)

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustment of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858. (See Note 3.) The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, interest at the rate of 7 percent per annum was accrued as a non-current asset at September 30, 2002 and December 31, 2001.

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

For additional information on related parties, see Notes 3, 6, 7 and 10.

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

From the inception of the lease through September 30, 2002, Metaline has received $59,016 in payments from Cominco.

During 2001, Teck Cominco Limited was formed, following the acquisition of Cominco Corporation by another mining company, Teck Corporation. The former subsidiary of Cominco Corporation, Cominco American Incorporated was renamed, Teck Cominco American, Inc., and continues as lessee under the original Cominco lease agreement.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002

NOTE 6 — MINING LEASE WITH PURCHASE OPTION (continued)

Effective March 15, 2002, the aforementioned lease agreement was amended, thereby reducing the amount of acreage leased from the Company, and providing for an approximately three percent (3%) decrease in royalty payments.

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

At December 31, 2001, the Company has a net operating loss carryforward of approximately $690,000 which will expire in the year 2021. At September 30, 2002, the Company’s estimated net operating loss was $730,000 for federal income tax purposes.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002

NOTE 9 — STOCK OPTIONS (continued)

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

Following is a summary of the status of fixed options outstanding at December 31, 2001 and September 30, 2002:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2001	1,000,000	$0.125
Granted, November 12, 2001	250,000	0.150
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2001	1,250,000	$0.130

Exercisable, December 31, 2001	1,250,000	$0.130

Outstanding January 1, 2002	1,250,000	$0.130
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, September 30, 2002	1,250,000	$0.130

Exercisable, September 30, 2002	1,250,000	$0.130

NOTE 10 — COMMITMENTS AND CONTINGENCIES

All earnings from The LLC in 1997 and 1996 were attributed by The LLC’s principal owners to Metaline. Accordingly, Metaline reported these earnings as its own taxable income (on both Metaline’s and The LLC’s federal income tax returns) with Metaline retaining only a 6.9861% interest in The LLC. For calendar years 1998 through 2001, Metaline reported only its pro rata share (6.9861%) of taxable income from The LLC, with other LLC members reporting their respective share of LLC taxable income.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2002

NOTE 10 — COMMITMENTS AND CONTINGENCIES (continued)

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of September 30, 2002, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company had revenues from operations of $2,910 in the third quarter of 2002 versus operating revenues of $3,000 in the third quarter of 2001. The loss of $90 was a result of the Company’s lessee, Teck Cominco American Incorporated, reducing the amount of acreage leased from the Company by approximately 3%. The Company experienced a decrease in its operating loss to $11,646 in the third quarter of 2002 from $37,144 in the second third of 2001. The decrease in operating loss of $25,498 in the third quarter of 2002 was predominantly due to decrease in management and professional fees.

Consulting and management fees decreased from $30,000 in the third quarter of 2001 to $9,000 during the third quarter of 2002. Professional fees, consisting of legal and accounting, decreased $4,303 in the third quarter of 2002 to $3,000 versus $7,303 in the third quarter of 2001, due to a decrease in accounting fees and financial printing fees. Transfer agent fees increased $93 in the third quarter of 2002 to $261 from $168 in the third quarter of 2001 due to a slight increase in trading volume in the Company’s common stock. Office supplies and expenses decreased to $2,295 in the third quarter of 2002 from $2,673 in the third quarter of 2001, or $378, due to the Company’s continuing efforts to reduce its office related expenses.

The Company’s other income increased by $811 in the third quarter of 2002 to $1,599 from $788 in the third quarter of 2001. The increase was due predominately to interest income from the Company’s notes receivable with Metaline Contact Mines LLC. Dividends earned on the Company’s money market account of $359 was a decrease from $2,120 in the third quarter of 2001 due mainly to reduced interest rates and a decrease in the Company’s balances in the account. The Company also experienced a decrease in its loss from its investment in Metaline Contact Mines LLC, from $1,332 during the third quarter of 2001 to $226 during the third quarter of 2002.

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

Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company’s cash position as of September 30, 2002 was $122,346 as compared to $214,453 as of September 30, 2001.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company’s most significant cash requirement is its management fee of $3,000 per month payable under the terms of its Management Agreement, as amended, with Nor-Pac. However, as a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company’s affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). The Company also has a related party receivable from MCMLLC in the amount of $109,413, with accrued interest of $13,405, as of September 30, 2002. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

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

Item 2. Changes in Securities

There has been no change in securities during the third quarter of 2002.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company did not submit any matters to a vote of its shareholders during the third quarter of 2002.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 — Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

There were no reports filed on Form 8-K during the three month period ended June 30, 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 12th day of November, 2002	METALINE CONTACT MINES

	By:	/s/ John W. Beasley

John W. Beasley Secretary & Director