Form 10KSB
period 2002-12-31
METALINE CONTACT MINES
filed 2003-04-11
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from to
Commission file number

METALINE CONTACT MINES

(Name of Small Business Issuer in its charter)

Washington (State or other jurisdiction or incorporation or organization)	91-0779945 (I.R.S. Employer Identification No.)

6599 Prichard Creek Road, Murray, Idaho (Address of principal executive offices)	83874 (Zip Code)

Issuer’s telephone number 208-682-2217

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Capital Common - $0.05 Par Value (Title of Class)

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [   ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [   ]

State issuer’s revenues for its most recent fiscal year. $12,790.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $4,219,290 as of April 1, 2002

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. [   ] Yes [   ] No. NOT APPLICABLE

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 14,064,300 as of April 1, 2002

DOCUMENTS NCORPORATED BY REFERENCE

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

On November 7, 1960, the Company entered into a Plan and Agreement of Reorganization and Re-capitalization with the Bunker Hill and Day Mines Inc (hereinafter “Day Mines”), who at the time were large shareholders of the Company, and the owners of other mining properties in the Metaline District, Pend Oreille County, Washington. The parties to the reorganization agreement felt that by consolidating their respective mining properties under the common ownership of the Company, the combined mining properties could be more advantageously explored and, if warranted, developed. In consideration of said additional mining properties, and the cancellation of certain indebtedness the Company had with Bunker Hill and Day Mines, the Company issued 1,288,619 shares of its common stock to Bunker Hill, and 728,825 shares of its common stock to Day Mines.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The Company’s shares as of the date of this filing are listed for trading on NASDAQ’s OTCBB and the National Quotation Bureau’s “Pink Sheets”, since June 4, 1999. The range of high and low bid information for the last eight quarters is as follows:

	High	Low

1st Quarter, 2001	$0.45	$0.15
2nd Quarter, 2001	$0.45	$0.15
3rd Quarter, 2001	$0.45	$0.15
4th Quarter, 2001	$0.45	$0.15
1st Quarter, 2002	$0.45	$0.15
2nd Quarter, 2002	$0.45	$0.15
3rd Quarter, 2002	$0.45	$0.15
4th Quarter, 2002	$0.45	$0.15

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

There are 293 shareholders of the Company’s common stock.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company had revenues from operations of $12,790 in 2002, versus $12,000 in 2001. The increase of $790 was due to the increase of advanced royalties paid to the Company under the terms of New Cominco Lease. The Company also experienced a significant decrease in its operating loss to $56,631 in 2002 from $150,901 in 2001. The decrease in operating loss of $94,270 was predominantly due to decrease in management fees, as well as a decrease in professional fees, and office expenses and supplies.

Consulting and management fees decreased by $84,661 in 2002 to $39,614 from $124,275 in 2001, due to the decrease in management fees paid to Nor-Pac Limited Company. Professional fees, consisting of legal and accounting, decreased $5,994 in 2002 to $17,694 in 2002 from $23,688 in 2001, due to a decrease in legal and tax advice received in connection with a proposed transaction with Paymaster Resources Incorporated, which transaction was rescinded. Transfer agent fees increased $5 to $1,153 in 2002 versus $1,148 in 2001 due to a slight increase in trading volume on the Company’s common stock. Office supplies and expenses decreased to $10,960 in 2002 from $13,051 in 2001 due reduced costs associated with the Company’s Office Services Agreement. Travel expenses decreased by $739 in 2002, to a total of nil from $739 in 2001, due to decreased travel requirements by the Company.

The Company’s other income decreased by $7,473 in 2002 to $8,102 from $15,575 in 2001. The decrease was predominantly caused by the decrease in dividend income earned on the Company’s money market account.

Financial Condition

The Company’s financial condition for the years 2001 and 2002 is such that it can continue at its current level of operations for an additional 2 years without the necessity of additional capital. Current level of operations includes maintaining compliance with the New Cominco Lease, and the reporting requirements of the SEC. Thereafter, the Company may require additional capital for future operating costs and working capital. Such additional capital could be obtained from either increased revenues from operations (in the event the Company’s mineral rights and properties are placed into commercial production by Cominco), or from the sale of shares of the Company’s authorized, but unissued, common stock.

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

As a mineral resource exploration oriented enterprise, the Company will investigate future business opportunities that are consistent with its corporate charter and field of expertise, and in the opinion of management worthy of investigation. However, the Company competes with other mining companies in the acquisition of mineral properties, some of which have substantially greater financial resources than the Company. Management has not recognized any such opportunities as of the date of this filing, and does not expect to during the next 12-month period. In the event such an opportunity would materialize, the Company’s initial due diligence process in investigating such opportunity would not involve any significant investment by the Company. Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company’s cash position as of December 31, 2002 was $129,124 as compared to $183,354 as of December 31, 2001.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company’s most significant cash requirement is its management fee of $3,000 per month payable under the terms of its Management Agreement, as amended, with Nor-Pac. However, as a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company’s affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). On January 1, 2002, the Company and Nor-Pac amended the terms of the Management Agreement so that the Company has reduced the amount of its monthly management fee from $10,000 to $3,000. The Company also has a related party receivable from MCMLLC in the amount of $109,413 as of December 31, 2001, plus accrued interest of $15,320. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

Based on the foregoing, it is management’s opinion that at its current level of operations the Company can satisfy its working capital requirements internally in the immediate future without the need to seek outside sources of equity or debt funding.

Item 7. Financial Statements

METALINE CONTACT MINES

FINANCIAL STATEMENTS
December 31, 2002

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying balance sheets of Metaline Contact Mines as of December 31, 2002 and 2001, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Contact Mines as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Spokane, Washington
Certified Public Accountants

February 14, 2003

METALINE CONTACT MINES
BALANCE SHEETS

	December 31,	December 31,
	2002	2001

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$111,124	$183,354
Receivable from related party	18,000	—

Total Current Assets	129,124	183,354

OTHER ASSETS
Receivables from related parties	109,413	109,413
Accrued interest receivable	15,320	7,660
Investment in LLC	35,109	36,188

Total Other Assets	159,842	153,261

TOTAL ASSETS	$288,966	$336,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Deferred royalty income	$3,880	$3,000

Total Current Liabilities	3,880	3,000

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,064,300 shares issued and outstanding	703,222	703,222
Additional paid-in capital	302,165	302,165
Stock options	17,907	17,907
Accumulated deficit	(738,208)	(689,679)

Total Stockholders’ Equity	285,086	333,615

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$288,966	$336,615

The accompanying notes are in integral part of these financial statements.

METALINE CONTACT MINES
STATEMENT OF OPERATIONS

	Year Ended

	December 31,	December 31,
	2002	2001

REVENUES
Royalty income	$12,790	$12,000

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	39,614	124,275
Professional fees	17,694	23,688
Transfer agent fees	1,153	1,148
Office supplies and expenses	10,960	13,051
Travel and meals	—	739

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	69,421	162,901

OPERATING LOSS	(56,631)	(150,901)

OTHER INCOME
Dividend income	1,522	9,274
Interest income	7,659	7,660
Miscellaneous income	—	300
Loss from investment in LLC	(1,079)	(1,659)

TOTAL OTHER INCOME	8,102	15,575

LOSS BEFORE TAXES	(48,529)	(135,326)
INCOME TAX EXPENSE	—	—

NET LOSS	$(48,529)	$(135,326)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,064,300	14,064,300

The accompanying notes are in integral part of these financial statements.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Options	Deficit	Equity

Balance, December 31, 2000	14,064,300	$703,222	$302,165	$13,632	$(554,353)	$464,666
Stock options granted November 12, 2001	—	—	—	4,275	—	4,275
Net loss for the year ended, December 31, 2001	—	—	—	—	(135,326)	(135,326)

Balance, December 31, 2001	14,064,300	703,222	302,165	17,907	(689,679)	333,615
Net loss for the year ended, December 31, 2002	—	—	—	—	(48,529)	(48,529)

Balance, December 31, 2002	14,064,300	$703,222	$302,165	$17,907	$(738,208)	$285,086

The accompanying notes are in integral part of these financial statements.

METALINE CONTACT MINES
STATEMENT OF CASH FLOWS

	For the Year Ended

	December 31,	December 31,
	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(48,529)	$(135,326)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Payment of expenses from issuance of stock	—	4,275
Net loss in investment in LLC	1,079	1,659
Changes in assets and liabilities:
Increase in interest receivable	(7,659)	(7,660)
Increase (decrease) in accounts payable	—	(1,355)
Increase (decrease) in deferred royalty income	880	—

Net cash provided (used) by operating activities	(54,229)	(138,407)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Cash advance to related party	(18,000)	—

Net cash provided (used) by financing activities	(18,000)	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—
Net increase (decrease) in cash and cash equivalents	(72,229)	(138,407)
Cash and cash equivalents, beginning of period	183,354	321,761

Cash and cash equivalents, end of period	$111,125	$183,354

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
NON-CASH TRANSACTIONS:
Payment of expenses from stock options granted	$—	$4,275

The accompanying notes are in integral part of these financial statements.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31,2002

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

The Company’s year end is December 31.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounting Method

The Company’s financial statements are prepared using the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using the intrinsic value method prescribed in APB No. 25, “Accounting for Stock Issued to Employees”, the adoption of SFAS 148 has no material impact on the Company’s financial condition or results of operations.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31,2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (hereinafter “SFAS No. 146”). SFAS No. 146 addresses significant issues regarding the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities.

SFAS No. 146 also addresses recognition of certain costs related to terminating a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS No. 146 was issued in June 2002, effective December 31, 2002. The Company’s financial position and results of operations have not been affected by adopting SFAS No. 146.

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (hereinafter “SFAS No. 145”) which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management’s adoption of this statement has not affected the financial position or results of operations at December 31, 2002.

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (hereinafter “SFAS No. 144”). SFAS No. 144 replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of.” This new standard establishes a single accounting model for long-lived assets to be disposed of by sale, including discontinued operations. SFAS No. 144 requires that these long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. This statement is effective beginning for fiscal years after December 15, 2001, with earlier application encouraged. The Company adopted SFAS No. 144, which had no impact on the financial statements of the Company at December 31, 2002.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31,2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounting Pronouncements (Continued)

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, “Business Combinations” (hereinafter “SFAS No. 141”) and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (hereinafter “SFAS No. 142”). SFAS No. 141 provides for the elimination of the pooling-of-interests method of accounting for business combinations with an acquisition date of July 1, 2001 or later. SFAS No. 142 prohibits the amortization of goodwill and other intangible assets with indefinite lives and requires periodic reassessment of the underlying value of such assets for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. An early adoption provision exists for companies with fiscal years beginning after March 15, 2001. On September 1, 2001, the Company adopted SFAS No. 142. Application of the nonamortization provision of SFAS No. 142 is expected to result in no changes to the Company’s results of operations or financial position because the Company has no recorded intangible assets.

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

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, investments, and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2002.

Concentration of Risk

The Company maintains its cash in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $110,353 and $180,035 at December 31, 2002 and December 31, 2001, respectively. Further, the Company’s sole source of revenues currently is royalty income received under a mineral property lease with Teck Cominco American, Inc. See Note 6.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31,2002

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Derivative Instruments (continued)

Certain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At December 31, 2002, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Investments

The Company accounts for its investment in Metaline Contact Mines, LLC using the equity method. See Note 3.

Compensated Absences

Currently, the Company has no employees; therefore, it is impractical to estimate the amount of compensation for future absences and no liability has been recorded in the accompanying financial statements. The Company’s policy will be to recognize the costs of compensated absences when actually paid to employees.

Basic and Diluted Loss Per Share

Loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding options have been excluded from the calculation of diluted loss per share as they would be antidilutive; accordingly, basic and diluted loss per share are the same.

     Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter “SFAS No. 123”), defines a fair value-based method of accounting for stock options and other equity instruments. The Company has adopted this method, which measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31,2002

NOTE 3 – INVESTMENT IN LLC

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

At December 31, 2002, the Company recorded a year-end loss in The LLC of $1,080, reducing the Company’s recorded interest in the LLC to $35,109.

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

In 1997, Metaline and The LLC jointly leased certain Pend Oreille County real estate and all related mineral rights to a major mining company. See Note 6.

NOTE 5 – RELATED PARTIES

In March 2002, the Company advanced $18,000 on a short-term, non-interest bearing, unsecured basis to Murrayville Land Company, an affiliated company, to facilitate a real estate purchase. Collection on the receivable is expected within one year.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31,2002

NOTE 5 – RELATED PARTIES (continued)

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustments of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858. (See Note 3.) The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, interest at the rate of 7 percent per annum was accrued as a non-current asset at December 31, 2002 and December 31, 2001.

In June 1998, Metaline executed an agreement with Nor-Pac Limited Company (hereinafter “Nor-Pac”), an affiliated company, wherein, for providing management and consulting services to Metaline, Nor-Pac was entitled to receive 500,000 shares of Metaline common stock in the second half of 1998, 250,000 shares of Metaline common stock quarterly in 1999 and $10,000 per month thereafter commencing on January 1, 2000. This agreement was subsequently modified with an effective date of January 1, 2002, providing that Nor-Pac will receive $3,000 per month, rather than $10,000 per month.

For additional information on related parties, see Notes 3, 6, 7 and 10.

NOTE 6 – MINING LEASE WITH PURCHASE OPTION

On September 1, 1997, Metaline and The LLC acting jointly as lessors executed an agreement with Cominco American Incorporated (hereinafter “Cominco”) wherein Cominco received the right to explore, develop, and mine Metaline’s underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Under this lease agreement, Cominco obligated itself to pay the lessors $3,000 per quarter for the first five years of the lease with ascending quarterly increments at each successive five year interval.

The lease characterizes the aforementioned quarterly disbursements as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the lessors. The lease agreement, while providing that Cominco must expend $125,000 in exploration work within the first five years of the lease, also gave Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term.

From the inception of the lease through December 31, 2002, Metaline has received $63,806 in payments from Cominco.

During 2001, Teck Cominco Limited was formed, following the acquisition of Cominco Corporation by another mining company, Teck Corporation. The former subsidiary of Cominco Corporation, Cominco American Incorporated was renamed, Teck Cominco American, Inc., and continues as lessee under the original Cominco lease agreement.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31,2002

NOTE 6 – MINING LEASE WITH PURCHASE OPTION (continued)

Effective March 15, 2002, the aforementioned lease agreement was amended, thereby reducing the amount of acreage leased from the Company, and providing for an approximately three percent (3%) decrease in royalty payments.

NOTE 7 – CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company (“Nor-Pac”) purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities’ non-managing membership interests in Metaline Contact Mines LLC. See Notes 1 and 5.

NOTE 8 – INCOME TAXES

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

At December 31, 2002, the Company had a net deferred tax asset of approximately $160,000 principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% tax rate. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established at December 31, 2002.

At December 31, 2002, the Company has a net operating loss carryforward of approximately $471,000, which will fully expire in the year 2022.

NOTE 9 – STOCK OPTIONS

On November 16, 1999, the Company’s board of directors approved the Metaline Contact Mines 1999 Stock Option Plan. This plan allows the Company to distribute up to 2,000,000 shares of common stock shares to officers, directors, employees and consultants through the authorization of the Company’s board of directors at an initial exercise price of $0.125, or $0.15, depending on the terms of the option certificate. The options may be exercised until November 16, 2009, at which time they expire.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31,2002

NOTE 9 – STOCK OPTIONS (continued)

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

Following is a summary of the status of fixed options outstanding at December 31, 2001 and December 31, 2002:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding, January 1, 2001	1,000,000	$0.125
Granted, November 12, 2001	250,000	0.150
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2001	1,250,000	$0.130

Exercisable, December 31, 2001	1,250,000	$0.130

Fair value of options granted	$4,275

Outstanding January 1, 2002	1,250,000	$0.130
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2002	1,250,000	$0.130

Exercisable, December 31, 2002	1,250,000	$0.130

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31,2002

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of December 31, 2002, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

NOTE 11 – SUBSEQUENT EVENTS

Effective January 1, 2003, the agreement between Nor-Pac Limited Company (“Nor-Pac”) and Metaline Contact Mines was amended to provide that Nor-Pac will receive $500 per month, rather than $3,000 per month for management and consulting services.

Murrayville Land has escrowed funds to repay its loan from the Company of $18,000 with an expected closing in March 2003.

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

PART III

Item 9. Directors, Executive Officers, and Promoters and Control Persons

The officers and directors of the Company are as follows:

Richard L. Howell. Age 68. Mr. Howell has been the President and a director of the Company since 1998. From 1978 to 1995, Mr. Howell was the Personal Representative of the Estate of Nelson R. Howard and Trustee of the Testamentary Trust created under the Will of Nelson R. Howard. From 1995 to June 1, 2000, Mr. Howell was the Manager of Golconda Limited Company, the successor to the Nelson Howard Trust. From 1994 to present Mr. Howell has been the President and a Governor of Mission Mountain Interests Ltd. Co.; from 1997 to present the President and a Governor of Nor-Pac Limited Company; from 1998 to present, the President and a Governor of Murrayville Land Company LLC, and from 1998 to present, a Director of Paymaster Resources Incorporated.

John W. Beasley. Age 57. Mr. Beasley has been the Secretary and a director of the Company since 1998. He holds a Bachelor of Science degree in Agricultural Economics from the University of California at Berkeley. From 1967 to 1975, Mr. Beasley played professional football for the Minnesota Vikings (including Super Bowl IV) and New Orleans Saints. From 1976 to 1982, he held numerous management positions with the Gulf Consolidated Services organization, including Vice President - Eastern Hemisphere in London, England. From 1992 to present, Mr. Beasley has been President and Manager of J.W. Beasley Interests LLC; from 1994 to present, the Secretary and a Governor of Mission Mountain Interests Ltd. Co.; from 1997 to present, the Secretary and a Governor of Nor-Pac Limited Company; from 1998 to present, the Secretary and a Governor of Murrayville Land Company LLC, the Secretary and a Governor of East-of-Idaho LLC, and the President and a Director of Paymaster Resources Incorporated; from 1999 to present, the Secretary and a Governor of Prichard Creek Resource Partners LLC.

Ed Pommerening. Age 55. Mr. Pommerening has been a director of the Company since 1998. He holds a Bachelor of Science degree in Forestry from the University of Idaho. From 1974 to 1982, Mr. Pommerening was the Forester for The Bunker Hill Company, and from 1982 to 1991 for the Bunker Limited Partnership. From 1991 through 1993, Mr. Pommerening was the Forester for Pintlar Corp. From 1993 to the present, Mr. Pommerening has been the President and Manager of Riverview Timber Services LLC; from 1997 to present, a Governor of Nor-Pac Limited Company, and from 1998 to present, the Secretary and a Director of Paymaster Resources Incorporated.

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

Item 10. Executive Compensation

On June 1, 1998, the Company entered into the Management Agreement described below with Nor-Pac Limited Company (“Nor-Pac”). To date, the Company has paid Nor-Pac management fees in the amount of 1,500,000 shares of its authorized, but unissued, common stock, with an aggregate value of $75,000, and $176,000 in cash. Nor-Pac is owned, as to 75%, by entities that are owned by the Company’s directors as disclosed below.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

Long Term Compensation

Annual Compensation					Awards		Payouts

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Name					Restricted	Securities
and				Other Annual	Stock	Underlying	LTIP	All Other
Principal		Salary	Bonus	Compensation	Awards	Option/SAR	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Richard	2000	0	0	0	0	0	0	0
Howell,	2001	0	0	0	0	0	0	0
President	2002	0	0	0	0	0	0	0
and Director
John	2000	0	0	0	0	0	0	0
Beasley,	2001	0	0	0	0	0	0	0
Secretary	2002	0	0	0	0	0	0	0
and Director
Ed	2000	0	0	0	0	0	0	0
Pommerening
Director	2001	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year

Individual Grants

(a)	(b)	(c)	(d)	(e)

	Number of Securities	% of Total Options/SAR’s	Exercise or
	Underlying Options/SAR’s	Granted to Employees in Fiscal	Base Price	Expiration
Name	Granted	Year	($/S)	Date

	0	0	N/A	N/A

Note:	The Exercise Price, as specified in column “d” above is subject to adjustment. In the event the Company issues or sells any common stock for a per share consideration of less than the Exercise Price stated in column “d” above, the Exercise Price shall be reduced to the price (calculated to the nearest cent) determined by multiplying the Exercise Price in effect immediately prior to the time of such issue or sale by a fraction (i) the numerator of which shall be the sum of (x) the aggregate number of common shares outstanding immediately prior to such issue or sale plus (y) the consideration received by the Company upon such issue or sale, and (ii) the denominator of which shall be the product of (x) the aggregate number of common shares outstanding immediately after the issue or sale, multiplied by (y) the market price of the common shares immediately prior to such issue or sale.

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

Aggregated Option/SAR Exercises and Fiscal Year-End Option/SAR Value Table

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values
(a)	(b)	(c)	(d)	(e)

			Number of Securities Underlying	Value of Unexercised In-the
	Shares	Value	Unexercised Options/SARs at FY-	Money Options/SARs at FY-
	Acquired on	Realized	End (#)	End ($)
Name	Exercise (#)	($)	Exercisable/Unexercisable	Exercisable/Unexercisable

Richard	0	0	0 / 0	$0 / $0
Howell
John	0	0	0 / 0	$0 /$0
Beasley
Ed	0	0	0 / 0	$0 / $0
Pommerening
Gene	0	0	0 / 0	$0 / $0
George
Nelson	0	0	0 / 0	$0 / $0
Robert
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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table describes the Security Ownership of Certain Beneficial Owners and Management as of April 1, 2002:

	(2)	(3)
	Name and	Amount and		(5)
	Address of	Nature of		Amount and (Percent)
(1)	Beneficial	Beneficial	(4)	of Class if All Warrants
Title of Class	Owner	Owner	Percent of Class	are Exercised

Common	Metaline Contact	11,236,643	79.89%	11,236,643	(73.30%)
	Mines LLC	Direct Owner
	P.O. Box 387
	Murray, ID 83874 (1)
Common	Nor-Pac Limited	1,500,000	10.66%	1,500,000	(9.70%)
	Company	Direct Owner
	P.O. Box 412
	Murray, ID 83874
Common	Richard L. Howell	3,183,992	22.60%	3,433,992	(22.40%)
	1509 Hemlock	Indirect Owner
	Lewiston, ID 83501
Common	Ed Pommerening	3,183,992	22.60%	3,433,992	(22.40%)
	P.O. Box 369	Indirect Owner
	Pinehurst, ID 83850
Common	John W. Beasley	1,591,996	11.30%	1,841,996	(12.00%)
	P.O. Box 387	Indirect Owner
	Murray, ID 83874
Common	Directors and	7,959,980	56.50%	8,709,980	(56.80%)
	Executive Officers	Indirect Owners
	as a group

Note 1:	Metaline Contact Mines LLC is owned, as to 99.994%, by Nor-Pac Limited Company (hereinafter “Nor-Pac”).

Note 2:	Richard L. Howell is the Trustee of the R.L. and M.D. Howell Trust, the owner of a 25% equity membership interest in Nor-Pac; Ed Pommerening is the President and Manager of Riverview Timber Services LLC, the owner of a 25% equity membership interest in Nor-Pac; and John W. Beasley is the President and Manager of J.W. Beasley Interests LLC, a limited partner (as to 50%) of G.G.J.B. & K.G.P.B. Holdings Limited Partnership (hereinafter referred to as “GGJB”). GGJB is the owner of a 25% equity membership interest in Nor-Pac.

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

Subsequent Event to Management Agreement

On January 1, 2003, the Company and Nor-Pac amended the Management Agreement thereby reducing the management fee from Three Thousand Dollars ($3,000.00) to Five Hundred Dollars ($500.00) per month.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-B:

Exhibit No.	Description

3(i)	Amended Articles of Incorporation. Incorporated by reference to the Company’s Registration Statement on Form 10-SB. File No. 0-31025.

3(ii)	By-Laws. Incorporated by reference to the Company’s Registration Statement on Form 10-SB. File No. 0-31025.

10(i)	Mining Lease With Purchase Option. Incorporated by reference to the Company’s Registration Statement on Form 10-SB. File No. 0-31025.

10(ii)(A)	Agreement for Management and Consulting Services. Incorporated by reference to the Company’s Registration Statement on Form 10-SB. File No. 0-31025.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No reports have been filed on Form 8-K during the last fiscal year covered by this report.

Item 14. Controls and Procedures

ANNUAL EVALUATION OF THE COMPANY’S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Within 90 days prior to the date of this Annual Report on Form 10-KSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the Annual Report the Company present the conclusions of the CEO and the CFO about the effectiveness of it’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO AND CFO CERTIFICATIONS.

Appearing immediately following the Signatures section of this Annual Report there are two separate forms of “Certifications” of the CEO and the CFO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Annual Report, which you are currently reading, is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

DISCLOSURE CONTROLS AND INTERNAL CONTROLS

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act”), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that the Company’s (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

LIMITATIONS OF THE EFFECTIVENESS OF CONTROLS

The Company’s management, including the CEO and CFO, does not expect that it’s Disclosure Controls or it’s Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

SCOPE OF THE CONTROLS EVALUATION

The CEO/CFO evaluation of the Company’s Disclosure Controls and our Internal Controls include a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls’ on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sough to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The Company’s Internal Controls are also evaluated on an on-going basis by its independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including the improvements and corrections) as conditions warrant.

Among other matters, the Company sough in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and may not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, management considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

CONCLUSIONS

Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that, subject to the limitations noted above, its Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when its periodic reports are being prepared, and that its Internal Controls are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE CONTACT MINES

By:	/s/ Richard L. Howell Richard L. Howell, President (Principal Executive Officer)	Date:	4/10/03

By:	/s/ John W. Beasley John W. Beasley, Secretary/Treasurer (Principal Financial Officer)	Date:	4/10/03

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard L. Howell Richard L. Howell Director	Date:	4/10/03

By:	/s/ John W. Beasley John W. Beasley Director	Date:	4/10/03

By:	/s/ Ed Pommerening Ed Pommerening Director	Date:	4/10/03

Supplemental information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

Not Applicable