Form 10KSB/A
period 2002-12-31
METALINE CONTACT MINES
filed 2003-05-07
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

AMENDMENT NO. 1

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from             to

Commission file number

METALINE CONTACT MINES

(Name of Small Business Issuer in its charter)

Washington	91-0779945

(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

6599 Prichard Creek Road, Murray, Idaho	83874

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 208-682-2217

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

SIGNATURE
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

Metaline Contact Mines (the “Registrant”) is filing this Amendment No. 1 to its Form 10-KSB, which was filed with the U.S. Securities and Exchange Commission on April 11, 2003, in order to include the Section 302 Certifications required pursuant to the Sarbanes-Oxley Act of 2002.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE CONTACT MINES

By:	/s/ Richard L. Howell	Date:	5/6/03

Richard L. Howell, President
(Principal Executive Officer)

By:	/s/ John W. Beasley	Date:	5/6/03

John W. Beasley, Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard L. Howell	Date:	5/6/03

Richard L. Howell Director

By:	/s/ John W. Beasley	Date:	5/6/03

John W. Beasley
Director

By:	/s/ Ed Pommerening	Date:	5/6/03

Ed Pommerening
Director

Supplemental information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

Not Applicable

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard l. Howell, President and Chief Executive Officer of Metaline Contact Mines (the “Registrant”) certify that:

1.	I have reviewed this annual report on Form 10-KSB being filed;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(i)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this annual report is being prepared.

(ii)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(iii)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

(i)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2002

/s/ Richard L. Howell

Richard L. Howell, President

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Beasley, Secretary/Treasurer and Chief Financial Officer of Metaline Contact Mines (the “Registrant”) certify that:

1.	I have reviewed this annual report on Form 10-KSB being filed;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(i)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this annual report is being prepared.

(ii)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(iii)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

(i)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s controls; and

6.	The Registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 6, 2002

/s/ John W. Beasley

John W. Beasley, Secretary/Treasurer & Chief Financial Officer