Form 10QSB
period 2003-03-31
METALINE CONTACT MINES
filed 2003-05-12
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period from 1-1-03 to 3-31-03

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.

For the transition period from to
Commission file number 000-31025

METALINE CONTACT MINES

(Exact name of small business issuer as specified in its charter)

Washington	91-0779945

(State or jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

6599 Prichard Creek Road, Murray, ID 83874

(Address of principal executive offices)

208-682-2217

(Issuer’s telephone number

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,064,300

Transitional Small Business Disclosure Format (Check one):    Yes [  ]     No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

METALINE CONTACT MINES

FINANCIAL STATEMENTS
March 31, 2003

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of March 31, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the three months then ended. All information included in these financial statements is the representation of the management of Metaline Contact Mines.

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

The financial statements for the year ended December 31, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated Febrary 13, 2003. We have not performed any auditing procedures since that date.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

April 25, 2003

METALINE CONTACT MINES
BALANCE SHEETS

	March 31,	December 31,
	2003	2002
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$108,763	$111,124
Receivable from related party	18,000	18,000

Total Current Assets	126,763	129,124

OTHER ASSETS
Receivables from related parties	109,413	109,413
Accrued interest receivable	17,235	15,320
Investment in LLC	34,643	35,109

Total Other Assets	161,291	159,842

TOTAL ASSETS	$288,054	$288,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$3,785	$—
Deferred royalty income	3,880	3,880

Total Current Liabilities	7,665	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,064,300 shares issued and outstanding	703,222	703,222
Additional paid-in capital	302,165	302,165
Stock options	17,907	17,907
Accumulated deficit	(742,905)	(738,208)

Total Stockholders’ Equity	280,389	285,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$288,054	$288,966

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF OPERATIONS

	Three Months Ended

	March 31,	March 31,
	2003	2002
	(Unaudited)	(Unaudited)

REVENUES
Royalty income	$3,880	$3,000

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	1,500	9,000
Professional fees	6,785	5,229
Transfer agent fees	453	367
Taxes, licenses, and fees	400	389
Office supplies and expenses	1,016	1,035

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	10,154	16,020

OPERATING LOSS	(6,274)	(13,020)

OTHER INCOME
Dividend income	128	468
Interest income	1,915	1,915
Loss from investment in LLC	(466)	(109)

TOTAL OTHER INCOME	1,577	2,274

LOSS BEFORE TAXES	(4,697)	(10,746)
INCOME TAX EXPENSE	—	—

NET LOSS	$(4,697)	$(10,746)

NET LOSS PER COMMON SHARE,
BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	14,064,300	14,064,300

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Options	Deficit	Equity

Balance, December 31, 2001	14,064,300	$703,222	$302,165	$17,907	$(689,679)	$333,615
Net loss for the year ended December 31, 2001	—	—	—	—	(48,529)	(48,529)

Balance, December 31, 2002	14,064,300	703,222	302,165	17,907	(738,208)	285,086
Net loss for three months Ended March 31, 2003	—	—	—	—	(4,697)	(4,697)

Balance, March 31, 2003 (unaudited)	14,064,300	$703,222	$302,165	$17,907	$(742,905)	$280,389

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF CASH FLOWS

	Three Months Ended

	March 31,	March 31,
	2003	2002
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,697)	$(10,746)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Net loss in investment in LLC	466	109
Changes in assets and liabilities:
Increase in interest receivable	(1,915)	(1,915)
Increase (decrease) in accounts payable	3,785	3,000

Net cash provided (used) by operating activities	(2,361)	(9,552)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Cash advance to related party	—	(18,000)

Net cash provided (used) by financing activities	—	(18,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—

Net increase (decrease) in cash and cash equivalents	(2,361)	(27,552)
Cash and cash equivalents, beginning of period	111,124	183,354

Cash and cash equivalents, end of period	$108,763	$155,802

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
NON-CASH TRANSACTIONS:	$—	$—

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

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

Accounting Pronouncements

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using SFAS 123, the adoption of SFAS 148 has no material impact on the Company’s financial condition or results of operations.

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

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

In April 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (hereinafter “SFAS No. 145”) which updates, clarifies and simplifies existing accounting pronouncements. SFAS No. 4, which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related tax effect was rescinded. As a result, SFAS No. 64, which amended SFAS No. 4, was rescinded, as it was no longer necessary. SFAS No. 145 amended SFAS No. 13 to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Management’s adoption of this statement has not affected the financial position or results of operations.

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

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, investments, accounts payable and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2003.

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk

The Company maintains its cash in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $107,881 and $110,353 at March 31, 2003 and December 31, 2002, respectively. Further, the Company’s sole source of revenues currently is royalty income received under a mineral property lease with Teck Cominco American, Inc. See Note 6.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting forCertain Derivative Instruments and Certain Hedging Activities”, which is effective for the Company as of January 1, 2001. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

At March 31, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Revenue Recognition

The Company recognizes royalty revenue as earned according to contract terms.

Interim Financial Statements

The interim financial statements as of and for the quarter ended March 31, 2003, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

At the beginning of 1998, the Company’s former shareholders acquired 93% of The LLC by transferring their stock in the Company to The LLC in exchange for non-managing membership interests. See Note 7. At the conclusion of this share exchange, the Company’s percentage of ownership in The LLC was reduced to seven percent (7%). The Company wrote down its initial investment by 93% to reflect its diluted investment in The LLC. After the write down of its investment and net change in member capital during the year 1998, the value of the Company’s investment in The LLC was $45,440 at December 31, 1998.

After the dilution of its investment in The LLC, the Company continued as the managing member of The LLC. See Note 5.

At March 31, 2003, the Company recorded a first quarter loss on its investment in The LLC of $466, thereby reducing the Company’s recorded interest in The LLC to $34,643.

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

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

NOTE 5 – RELATED PARTIES

In March 2002, the Company advanced $18,000 on a short-term, non-interest bearing, unsecured basis to Murrayville Land Company, LLC, an affiliated company, to facilitate a real estate purchase. Collection on the receivable is expected within one year.

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustments of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858. See Note 3. The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, interest at the rate of 7 percent per annum was accrued as a non-current asset at March 31, 2003 and December 31, 2002.

In June 1998, Metaline executed an agreement with Nor-Pac Limited Company (hereinafter “Nor-Pac”), an affiliated company, wherein, for providing management and consulting services to Metaline, Nor-Pac was entitled to receive 500,000 shares of Metaline common stock in the second half of 1998, 250,000 shares of Metaline common stock quarterly in 1999 and $10,000 per month thereafter commencing on January 1, 2000. This agreement was modified with an effective date of January 1, 2002, reducing the fee to $3,000 per month. A further modification was made effective January 1, 2003, reducing the management fee to $500 per month.

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

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

NOTE 6 – MINING LEASE WITH PURCHASE OPTION (Continued)

The lease characterizes the aforementioned quarterly disbursements as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the lessors. The lease agreement gives Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term.

During 2001, Teck Cominco Limited was formed, following the acquistion of Cominco Corporation by another mining company, Teck Corporation. The former subsidiary of Cominco Corporation, Cominco American Incorporated was renamed, Teck Cominco American, Inc., and continues as lessee under the original Cominco lease agreement.

Effective March 15, 2002, the aforementioned lease agreement was amended, thereby reducing the amount of acreage leased from the Company, and providing for an approximately three percent (3%) decrease in royalty payments.

From the inception of the lease through March 31, 2003, Metaline has received $67,686 in payments from Cominco.

NOTE 7 – CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company (“Nor-Pac”) purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities’ non-managing membership interests in Metaline Contact Mines LLC. See Notes 1 and 5.

NOTE 8 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (herinafter “SFAS 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against deferred tax assets if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At March 31, 2003, the Company had a net deferred tax asset of approximately $208,000 principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% tax rate. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

NOTE 8 – INCOME TAXES (Continued)

At March 31, 2003, the Company has a net operating loss carryforward of approximately $612,000, which expire in the years 2018 and 2023.

NOTE 9 – STOCK OPTIONS

The Company has adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (hereinafter “SFAS No. 123”), which defines a fair value-based method of accounting for stock options and other equity instruments. This method measures compensation costs based on the estimated fair value of the award and recognizes that cost over the service period.

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

Following is a summary of the status of fixed options outstanding at December 31, 2002 and March 31, 2003:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding January 1, 2002	1,250,000	$0.13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2002	1,250,000	$0.13

Exercisable, December 31, 2002	1,250,000	$0.13

METALINE CONTACT MINES
NOTES TO FINANCIAL STATEMENTS
March 31, 2003

NOTE 9 – STOCK OPTIONS – (Continued)

Outstanding January 1, 2003	1,250,000	$0.13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, March 31, 2003	1,250,000	$0.13

Exercisable, March 31, 2003	1,250,000	$0.13

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

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of March 31, 2003, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

NOTE 11 – SUBSEQUENT EVENTS

Murrayville Land Company, LLC, a related party, has escrowed funds to repay its loan from the Company of $18,000 with an expected closing in April 2003.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company had revenues from operations of $3,880 in the first quarter of 2003 versus $3,000 in the first quarter of 2002. The increase in revenues of $880 was a result of an increase in the amount of advance royalties paid to the Company under the terms of the New Cominco Lease. The Company experienced a decreased operating loss of $6,274 in the first quarter of 2003 versus $16,020 in the first quarter of 2002. The decreased loss of $6,746 in the first quarter of 2003 was predominantly due a significant reduction in management fees.

Management fees decreased by $7,500, from $9,000 in the first quarter of 2002 to $1,500 in the first quarter of 2003. Professional fees, consisting of legal and accounting increased by $1,556, from $5,229 in the first quarter of 2002 to $6,785 in the first quarter of 2003, due to increased accounting fees associated with the Company’s audited financial statements. Transfer agent fees increased by $86 in the first quarter of 2003, to $453 in the first quarter of 2003 from $367 in the first quarter of 2002 due to a slight increase costs associated with audit requirements and in trading volume on the Company’s common stock. Office supplies and expenses decreased to $1,016 in the first quarter of 2003 from $1,035 in the first quarter of 2002 due to a slight decrease of $19 in the Company’s share of office expenses. Taxes, licenses and fees increased by $11 in the first quarter of 2003, from $389 in 2002 to $400 in 2003. Taxes, licenses and fees actually decreased by $89, except for a one-time filing fee of $100 to the Secretary of State of Idaho for the incorporation of Nor-Pac Minerals Corporation (“Nor-Pac Minerals”), a wholly-owned subsidiary of the Company. Nor-Pac Minerals has no business or assets of any kind.

The Company’s other income decreased by $697 in the first quarter of 2003 to $1,577 from $2,274 in the first quarter of 2002. The decrease was caused by lower dividend rates earned on the Company’s money market account due to lower balances, and an increased loss of $466 from its investment in Metaline Contact Mines LLC (“MCMLLC”). The Company’s interest income of $1,915 on its demand note with MCMLLC during the first quarter of 2003 remained the same as in the first quarter of 2002.

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

Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company’s cash position as of March 31, 2003 was $126,763 as compared to $173,802 as of March 31, 2002.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company’s most significant cash requirements are its accounting fees and financial printing expenses associated with its reporting requirements with the U.S. Securities and Exchange Commission. The Company’s management fees have been reduced from $3,000 to $500 per month payable under the terms of its Management Agreement, as amended, with Nor-Pac. As a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company’s affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). The Company also has a related party receivable from MCMLLC in the amount of $109,413, with accrued interest of $197,527355, as of March 31, 2003. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

Based on the foregoing, it is management’s opinion that at its current level of operations the Company can satisfy its working capital requirements internally in the immediate future without the need to seek outside sources of equity or debt funding.

Item 3. Controls and Procedures

Annual Evaluations of the Company’s Disclosure Controls and Internal Controls.

Within 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the Quarterly Report the Company present the conclusions of the CEO and the CFO about the effectiveness of it’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of “Certifications” of the CEO and the CFO. The second form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Quarterly Report, which you are currently reading, is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act’), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that the Company’s (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations of the Effectiveness of Controls.

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

Scope of the Controls Evaluation.

The CEO/CFO evaluation of the Company’s Disclosure Controls and our Internal Controls include a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls’ on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sough to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The Company’s Internal Controls are also evaluated on an on-going basis by its independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including the improvements and corrections) as conditions warrant.

Among other matters, the Company sought in its evaluation to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls, or whether the Company had identified any acts of fraud involving personnel who have a significant role in the Company’s Internal Controls. This information was important both for the Controls Evaluation generally and because items 5 and 6 in the Section 302 Certifications of the CEO and CFO require that the CEO and CFO disclose that information to our Board’s Audit Committee and to our independent auditors and to report on related matters in this section of the Annual Report. In the professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; these are control issues that could have a significant adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and may not be detected within a timely period by employees in the normal course of performing their assigned functions. The Company also sought to deal with other controls matters in the Controls Evaluation, and in each case if a problem was identified, management considered what revision, improvement and/or correction to make in accord with our on-going procedures.

In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Conclusions.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings, and management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

There has been no change in securities for the quarter ending March 31, 2003.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 99.1 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 – Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

There were no reports filed on Form 8-K during the three month period ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 7th day of May,2003	METALINE CONTACT MINES

/s/ John W. Beasley
By:
John W. Beasley
Secretary/Treasurer/CFO

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard l. Howell, President of Metaline Contact Mines (the “Registrant”) certify that:

1.	I have reviewed this quarterly report on Form 10-QSB being filed;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(i)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(ii)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(iii)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

(i)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s controls.

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 7, 2003

/s/ Richard L. Howell

Richard L. Howell, President

CERTIFICATION PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John W. Beasley, Secretary/Treasurer and Chief Financial Officer of Metaline Contact Mines (the “Registrant”) certify that:

1.	I have reviewed this quarterly report on Form 10-QSB being filed;

2.	Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

(i)	designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made to us by others within those entities, particularly during the period in which this quarterly report is being prepared.

(ii)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(iii)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of the Registrant’s Board of Directors (or persons performing the equivalent functions):

(i)	all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weakness in internal controls; and

(ii)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s controls; and

6.	The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 7, 2003

/s/ John W. Beasley

John W. Beasley, Secretary/Treasurer & Chief Financial Officer