Form 10QSB
period 2003-06-30
METALINE CONTACT MINES
filed 2003-08-19
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from 4-1-03 to 6-30-03

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

METALINE CONTACT MINES

FINANCIAL STATEMENTS
June 30, 2003

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of June 30, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2003 and 2002. All information included in these financial statements is the representation of the management of Metaline Contact Mines.

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

The financial statements for the year ended December 31, 2002 were audited by us and we expressed an unqualified opinion on them in our report dated February 13, 2003. We have not performed any auditing procedures since that date.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

July 23, 2003

METALINE CONTACT MINES
BALANCE SHEETS

	June 30,	December 31,
	2003	2002
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$117,181	$111,124
Receivable from related party	—	18,000
Prepaid expense	2,000	—

Total Current Assets	117,181	129,124

OTHER ASSETS
Receivables from related parties	109,413	109,413
Accrued interest receivable	19,149	15,320
Investment in LLC	34,346	35,109

Total Other Assets	162,908	159,842

TOTAL ASSETS	$280,089	$288,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Deferred royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,064,300 shares issued and outstanding	703,222	703,222
Additional paid-in capital	302,165	302,165
Stock options	17,907	17,907
Accumulated deficit	(745,085)	(738,208)

Total Stockholders’ Equity	278,209	285,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$282,089	$288,966

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Royalty income	$3,880	$3,000	$7,760	$6,000

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	1,500	12,614	3,000	21,614
Professional fees	3,140	6,465	9,925	11,694
Transfer agent fees	268	273	721	640
Taxes, licenses, and fees	12	39	400	428
Office supplies and expenses	2,886	4,078	3,902	5,113

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	7,806	23,469	17,948	39,489

OPERATING LOSS	(3,926)	(20,469)	(10,188)	(33,489)

OTHER INCOME
Dividend income	118	420	245	888
Interest income	1,915	2,364	3,830	4,279
Loss from investment in LLC	(297)	(104)	(764)	(213)

TOTAL OTHER INCOME	1,736	2,680	3,311	4,954

LOSS BEFORE TAXES	(2,190)	(17,789)	(6,877)	(28,535)
INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(2,190)	$(17,789)	$(6,877)	$(28,535)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,064,300	14,064,300	14,064,300	14,064,300

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Options	Deficit	Equity

Balance, December 31, 2001	14,064,300	$703,222	$302,165	$17,907	$(689,679)	$333,615
Net loss for the year ended December 31, 2002	—	—	—	—	(48,529)	(48,529)

Balance, December 31, 2002	14,064,300	703,222	302,165	17,907	(738,208)	285,086
Net loss for six months ended June 30, 2003	—	—	—	—	(6,877)	(6,877)

Balance, June 30, 2003 (unaudited)	14,064,300	$703,222	$302,165	$17,907	$(745,085)	$278,209

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF CASH FLOWS

	Six Months Ended

	June 30,	June 30,
	2003	2002
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,877)	$(28,535)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accrued interest on amount due from MCMLLC	—	(4,279)
Net loss in investment in LLC	764	213
Changes in assets and liabilities:
Increase in interest receivable	(3,830)	—
Increase in prepaid expense	(2,000)	—
Decrease in deferred royalty income	—	(3,000)

Net cash used by operating activities	(11,943)	(35,601)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Cash advance to related party	—	(18,000)
Cash advance repaid by related party	18,000	—

Net cash provided (used) by financing activities	18,000	(18,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—

Net increase (decrease) in cash and cash equivalents	6,057	(53,601)
Cash and cash equivalents, beginning of period	111,124	183,354

Cash and cash equivalents, end of period	$117,181	$129,753

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
NON-CASH TRANSACTIONS:	$—	$—

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of this statement.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on the financial position or results of operations of the Company.

In December 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (hereinafter “SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002. As the Company accounts for stock-based compensation using SFAS No. 123, the adoption of SFAS No. 148 has no material impact on the Company’s financial condition or results of operations.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, investments, accounts payable and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2003.

Concentration of Risk

The Company maintains its cash in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $104,073 and $110,353 at June 30, 2003 and December 31, 2002, respectively. Further, the Company’s sole source of revenues currently is royalty income received under a mineral property lease with Teck Cominco American, Inc. See Note 6.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which is effective June 30, 2003. These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (continued)

At June 30, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

Interim Financial Statements

The interim financial statements as of and for the quarter ended June 30, 2003, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003

NOTE 3 – INVESTMENT IN LLC (continued)

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

At June 30, 2003, the Company recorded a second quarter loss on its investment in The LLC of $764, thereby reducing the Company’s recorded interest in The LLC to $34,346.

NOTE 4 – MINERAL PROPERTIES

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

NOTE 5 – RELATED PARTY TRANSACTIONS

In March 2002, the Company advanced $18,000 on a short-term, non-interest bearing, unsecured basis to Murrayville Land Company, LLC, an affiliated company, to facilitate a real estate purchase. This receivable was repaid in May 2003.

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustments of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858. See Note 3. The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, this asset together with accrued interest at the rate of 7 percent per annum is recorded as a non-current asset at June 30, 2003 and December 31, 2002.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003

NOTE 5 – RELATED PARTY TRANSACTIONS (Continued)

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

From the inception of the lease through June 30, 2003, Metaline has received $69,601 in payments from Cominco.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003

NOTE 7 – CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company (“Nor-Pac”) purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities’ non-managing membership interests in Metaline Contact Mines LLC. See Notes 1 and 5.

NOTE 8 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (hereinafter “SFAS 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At June 30, 2003, the Company had a net deferred tax asset of approximately $209,000 principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% tax rate. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At June 30, 2003, the Company has a net operating loss carryforward of approximately $615,000, which expires in the years 2018 and 2023.

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
June 30, 2003

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

Following is a summary of the status of fixed options outstanding at December 31, 2002 and June 30, 2003:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding January 1, 2002	1,250,000	$0.13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2002	1,250,000	$0.13

Exercisable, December 31, 2002	1,250,000	$0.13

Outstanding January 1, 2003	1,250,000	$0.13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, June 30, 2003	1,250,000	$0.13

Exercisable, June 30, 2003	1,250,000	$0.13

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2003

NOTE 10 – COMMITMENTS AND CONTINGENCIES (Continued)

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of June 30, 2003, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company had revenues from operations of $3,880 in the second quarter of 2003 versus $3,000 in the second quarter of 2002. The increase in revenues of $880 was a result of an increase in the amount of advance royalties paid to the Company under the terms of the New Cominco Lease. The Company experienced a decreased operating loss of $7,806 in the second quarter of 2003 versus $23,469 in the second quarter of 2002. The decreased loss of $15,663 in the second quarter of 2003 was due to reductions in management and professional fees, and office expenses and related supplies.

Management fees decreased by $11,114, from $12,614 in the second quarter of 2002 to $1,500 in the second quarter of 2003. Professional fees, consisting of legal and accounting decreased by $2,325, from $5,465 in the second quarter of 2002 to $3,140 in the second quarter of 2003, due to decreased accounting fees associated with the Company’s audited financial statements and quarterly reviewed statements. Transfer agent fees decreased by $5 in the second quarter of 2003, to $268 in the second quarter of 2003 from $273 in the second quarter of 2002 due to a slight decrease in trading volume on the Company’s common stock. Office supplies and expenses decreased to $2,886 in the second quarter of 2003 from $4,078 in the second quarter of 2002 due to a decrease of $1,192 in the Company’s share of office expenses. Taxes, licenses and fees decreased by $27 in the second quarter of 2003, from $39 in 2002 to $12 in 2003.

The Company’s other income decreased by $944 in the second quarter of 2003 to $1,736 from $2,680 in the second quarter of 2002. The decrease was caused by lower dividend rates earned on the Company’s money market account due to lower balances, a reduction in interest income, and an increased loss of $297 from its investment in Metaline Contact Mines LLC (“MCMLLC”). The Company’s interest income of $1,915 on its demand note with MCMLLC during the second quarter of 2003 was $449 lower than in the second quarter of 2002.

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

Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company’s cash position as of June 30, 2003 was $117,181 as compared to $147,753 as of June 30, 2002.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company’s most significant cash requirements are its accounting fees and financial printing expenses associated with its reporting requirements with the U.S. Securities and Exchange Commission. The Company’s management fees have been reduced from $3,000 to $500 per month payable under the terms of its Management Agreement, as amended, with Nor-Pac. As a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company’s affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). The Company also has a related party receivable from MCMLLC in the amount of $109,413, with accrued interest of $19,149, as of June 30, 2003. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

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

Item 2. Changes in Securities

There has been no change in securities for the quarter ending June 30, 2003.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

There were no reports filed on Form 8-K during the three month period ended June 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 18th day of August, 2003	METALINE CONTACT MINES

	By:	/s/ John W. Beasley

John W. Beasley Secretary/Treasurer/CFO