Form 10QSB
period 2003-09-30
METALINE CONTACT MINES
filed 2003-11-18
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period from 7-1-03 to 9-30-03

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

920-987-5317

(Issuer’s telephone number

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,064,300

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of September 30, 2003, and the related statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2003 and 2002. All information included in these financial statements is the representation of the management of Metaline Contact Mines.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

October 15, 2003

METALINE CONTACT MINES
BALANCE SHEETS

	September 30,
	2003	December 31,
	(Unaudited)	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$110,480	$111,124
Receivable from related party	—	18,000
Prepaid expense	2,000	—

Total Current Assets	112,480	129,124

OTHER ASSETS
Receivables from related parties	109,413	109,413
Accrued interest receivable	21,064	15,320
Investment in LLC	34,262	35,109

Total Other Assets	164,739	159,842

TOTAL ASSETS	$277,219	$288,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Deferred royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,064,300 shares issued and outstanding	703,222	703,222
Additional paid-in capital	302,165	302,165
Stock options	17,907	17,907
Accumulated deficit	(749,955)	(738,208)

Total Stockholders’ Equity	273,339	285,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$277,219	$288,966

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2003	2002	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUES
Royalty income	$3,880	$2,910	$11,640	$8,910

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	1,500	9,000	4,500	30,614
Professional fees	3,000	3,000	12,925	14,695
Transfer agent fees	306	261	1,026	901
Taxes, licenses, and fees	4	—	440	428
Office supplies and expenses	5,813	2,295	9,679	7,408

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	10,623	14,556	28,570	54,046

OPERATING LOSS	(6,743)	(11,646)	(16,930)	(45,136)

OTHER INCOME
Dividend income	41	359	286	1,247
Interest income	1,915	1,466	5,745	5,745
Loss from investment in LLC	(85)	(226)	(848)	(438)

TOTAL OTHER INCOME	1,871	1,599	5,183	6,554

LOSS BEFORE TAXES	(4,872)	(10,047)	(11,747)	(38,582)
INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(4,872)	$(10,047)	$(11,747)	$(38,582)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,064,300	14,064,300	14,064,300	14,064,300

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Options	Deficit	Equity

Balance, December 31, 2001	14,064,300	$703,222	$302,165	$17,907	$(689,679)	$333,615
Net loss for the year ended December 31, 2002	—	—	—	—	(48,529)	(48,529)

Balance, December 31, 2002	14,064,300	703,222	302,165	17,907	(738,208)	285,086
Net loss for nine months ended September 30, 2003	—	—	—	—	(11,747)	(11,747)

Balance, September 30, 2003 (unaudited)	14,064,300	$703,222	$302,165	$17,907	$(749,955)	$273,339

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Nine Months Ended

	September 30,	September 30,
	2003	2002
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,747)	$(38,582)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Accrued interest on amount due from MCMLLC	—	(5,745)
Net loss in investment in LLC	848	439
Changes in assets and liabilities:
Increase in interest receivable	(5,745)	—
Increase in prepaid expense	(2,000)	—
Decrease in deferred royalty income	—	880

Net cash used by operating activities	(18,644)	(43,008)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES
Cash advance to related party	—	(18,000)
Cash advance repaid by related party	18,000	—

Net cash provided (used) by financing activities	18,000	(18,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	—	—

Net increase (decrease) in cash and cash equivalents	(644)	(61,008)
Cash and cash equivalents, beginning of period	111,124	183,354

Cash and cash equivalents, end of period	$110,480	$122,346

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
NON-CASH TRANSACTIONS:	$—	$—

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003

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
September 30, 2003

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
September 30, 2003

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

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, investments, accounts payable and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2003.

Concentration of Risk

The Company maintains its cash in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $107,994 and $110,353 at September 30, 2003 and December 31, 2002, respectively. Further, the Company’s sole source of revenues currently is royalty income received under a mineral property lease with Teck Cominco American, Inc. See Note 6.

Derivative Instruments

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, the last of which is effective June 30, 2003. These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Derivative Instruments (continued)

Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.

At September 30, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

Investments

The Company accounts for its investment in Metaline Contact Mines, LLC using the equity method. See Note 3.

Compensated Absences

Currently, the Company has no employees; therefore, no liability has been recorded in the accompanying financial statements. The Company’s policy will be to recognize the costs of compensated absences when there are employees who earn such benefits.

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

Interim Financial Statements

The interim financial statements as of and for the quarter ended September 30, 2003, included herein, have been prepared for the Company without audit. These statements reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for these periods. All such adjustments are normal recurring adjustments. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full fiscal year.

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
September 30, 2003

NOTE 3 – INVESTMENT IN LLC (continued)

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

At September 30, 2003, the Company recorded a third quarter loss on its investment in The LLC of $848, thereby reducing the Company’s recorded interest in The LLC to $34,261.

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

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustments of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858. See Note 3. The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, this asset together with accrued interest at the rate of 7 percent per annum is recorded as a non-current asset at September 30, 2003 and December 31, 2002.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003

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

From the inception of the lease through September 30, 2003, Metaline has received $75,446 in payments from Cominco and Teck.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003

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

At September 30, 2003 and 2002, the Company had a net deferred tax asset of approximately $209,000 and $138,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% tax rate. This resulted in a change to the net deferred tax asset of approximately $71,000. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At September 30, 2003, the Company has a net operating loss carryforward of approximately $615,000, which expires in the years 2018 and 2023.

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
September 30, 2003

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

Following is a summary of the status of fixed options outstanding at December 31, 2002 and September 30, 2003:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding January 1, 2002	1,250,000	$0.13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2002	1,250,000	$0.13

Exercisable, December 31, 2002	1,250,000	$0.13

Outstanding January 1, 2003	1,250,000	$0.13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, September 30, 2003	1,250,000	$0.13

Exercisable, September 30, 2003	1,250,000	$0.13

NOTE 10 – COMMITMENTS AND CONTINGENCIES

All earnings from The LLC in 1997 and 1996 were attributed by The LLC’s principal owners to Metaline. Accordingly, Metaline reported these earnings as its own taxable income (on both Metaline’s and The LLC’s federal income tax returns) with Metaline retaining only a 6.9861% interest in The LLC. For calendar years 1998 through 2002, Metaline reported only its pro rata share (6.9861%) of taxable income from The LLC, with other LLC members reporting their respective share of LLC taxable income.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2003

NOTE 10 – COMMITMENTS AND CONTINGENCIES(continued)

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of September 30, 2003, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company had revenues from operations of $3,880 in the third quarter of 2003 versus $2,910 in the third quarter of 2002. The increase in revenues of $970 was a result of an increase in the amount of advance royalties paid to the Company under the terms of the New Cominco Lease. The Company experienced a decreased operating loss of $6,743 in the third quarter of 2003 versus $11,646 in the third quarter of 2002. The decreased loss of $4,903 in the third quarter of 2003 was predominantly due to a significant reduction in management fees.

There was a decrease in management fees in the third quarter of 2003 of $7,500, from $9,000 in the third quarter of 2002 to $1,500 in the third quarter of 2003. Professional fees, consisting of legal and accounting remained constant at $3,000 in the third quarter of 2003 and 2002. Transfer agent fees increased by $45 in the third quarter of 2003, to $306 in the third quarter of 2003 from $261 in the third quarter of 2002 due mainly to a slight increase in monthly fees charged by the Company’s transfer agent. Office supplies and related expenses increased to $5,813 in the third quarter of 2003 from $2,295 in the third quarter of 2002 due to a increase of $3,518 in the Company’s share of office and administrative related expenses. Taxes, licenses and fees increased by $4 in the third quarter of 2003, from $0 in 2002 to $4 in 2003.

The Company’s other income increased $272 in the third quarter of 2003 to $1,871 from $1,599 in the third quarter of 2002. The increase was caused by an increase in interest income of $449 on it’s receivable with Metaline Contact Mines LLC (“MCMLLC”), and offset by lower dividend income earned on the Company’s money market account due to lower balances, and an increased loss it’s investment in MCMLLC.

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

As a mineral resource exploration-oriented enterprise, the Company will investigate future business opportunities that are consistent with its corporate charter and field of expertise, and in the opinion of management worthy of investigation. It should be noted, however, that the Company competes with other mining companies in connection with the acquisition of mineral properties, some of which have substantially greater financial resources than the Company. Management has not recognized any such opportunities as of the date of this filing. In the event such an opportunity would materialize, the Company’s initial due diligence process in investigating such opportunity would not involve any significant investment by the Company.

Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company’s cash position as of September 30, 2003 was $110,480 as compared to $122,346 as of September 30, 2002.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation, nor does it expect to expand its business operation in the immediate future. The Company’s most significant cash requirements are its accounting fees and financial printing expenses associated with its reporting requirements with the U.S. Securities and Exchange Commission. The Company’s management fees have been reduced from $3,000 to $500 per month payable under the terms of its Management Agreement, as amended, with Nor-Pac. As a related party, Nor-Pac has contractually agreed in the Management Agreement to (i) review and adjust on a quarterly basis the amount of the management fees based on time spent on the Company’s affairs, and (ii) convert management fees that are payable in cash into common stock in the Company in the event of a shortfall of cash (the exchange rate would be determined at the time of the shortfall). The Company also has a related party receivable from MCMLLC in the amount of $109,413, with accrued interest of $21,064, as of September 30, 2003. As the Managing Member of MCMLLC, the Company has the ability to collect on this receivable in the event of a shortfall of cash.

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

Item 2. Changes in Securities

There has been no change in securities for the quarter ending September 30, 2003.

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

There were no reports filed on Form 8-K during the three month period ended September 30, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 18th day of November, 2003	METALINE CONTACT MINES

	By:	/s/ John W. Beasley

John W. Beasley
Secretary/Treasurer/CFO