Form 10KSB
period 2003-12-31
METALINE CONTACT MINES
filed 2004-03-26
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2003

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

Issuer’s telephone number 920-987-5317

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Capital Common - $0.05 Par Value

(Title of Class)

(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]  Yes  [  ]  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

State issuer’s revenues for its most recent fiscal year. $15,520.00

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. $398,297 as of March 26, 2004

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.  [  ]  Yes  [  ]  No. NOT APPLICABLE

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. 14,531,254 as of March 26, 2003

DOCUMENTS NCORPORATED BY REFERENCE

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

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

PART I

Item 1. Description of Business

The Company was incorporated in the State of Washington on November 15, 1928, for the purpose of engaging in the mineral exploration business, and all business appertaining thereto.

Subsequent its incorporation the Company began acquiring unpatented zinc-lead mining claims and other mineral rights in the Metaline District, Pend Oreille County, State of Washington.

“Unpatented” mining claims are claims in which an individual, corporation, or other legal entity, by the act of a valid location under the mining laws of the United States, has obtained a right to remove and extract minerals from the land, but where full title of the land has not been acquired from the U.S. Government. On the other hand, a “patented” mining claim refers to a parcel of mineral land the U.S. Government has conveyed full title thereto.

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

On November 7, 1960, the Company entered into a Plan and Agreement of Reorganization and Re-capitalization (the “1960 Reorganization Agreement”) with the Bunker Hill and Day Mines Inc., who were large shareholders of the Company at that time, and the owners of other mining properties in the Metaline District. The parties to the 1960 Reorganization Agreement felt that by consolidating their respective mining properties under the common ownership of the Company, the combined mining properties could be more advantageously explored and, if warranted, developed and mined. In consideration of the additional mining properties, and the cancellation of certain indebtedness, the Company issued 1,288,619 shares of its common stock to Bunker Hill, and 728,825 shares of its common stock to Day Mines Inc.

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

In 1996, Cominco American Incorporated acquired operating control of the 1976 Agreement with its acquisition of Resource Finance Inc.

In October of 1996, then-current management and majority shareholders of the Company commenced a structured reorganization whereby the Company organized Metaline Contact Mines LLC, a Delaware Limited Liability Company (hereinafter “MCMLLC”), and assigned to MCMLLC all of the surface rights to the private real property and standing timber thereon (hereinafter the “Assigned Assets”) it acquired in the 1960 Reorganization Agreement in exchange for a 99% equity membership interest in MCMLLC. At that time, management of the Company felt it would be in the best interests of the shareholders of the Company to transfer the Assigned Assets to a limited liability company that would be owned by the shareholders of the Company in proportion to their interests in the Company. The Company became the Managing Member of MCMLLC. Immediately after its organization, and prior to being assigned the Assigned Assets, MCMLLC had no business or assets.

As a part of its reorganization, the Company retained ownership of all sub-surface mineral rights to the Assigned Assets, ownership of its unpatented mining claims and attached mineral rights, and offered it’s shareholders the opportunity to exchange their shares of common stock in the Company for proportionate non-managing equity membership interests in MCMLLC. A total of 19 of the Company’s 302 shareholders accepted the exchange offer resulting in MCMLLC owning 11,686,643 shares of common stock in the Company, or 93.02% of the outstanding shares of the Company at the time of the reorganization.

On September 1, 1997, then-current management of the Company negotiated a new Mining Lease With Purchase Option with Cominco American Incorporated (hereinafter the “New Cominco Lease”) on the Company’s mineral rights, which New Cominco Lease superseded the 1976 Agreement in its entirety.

On June 1, 1998, Nor-Pac Limited Company, an Idaho Limited Liability Company (hereinafter “Nor-Pac”), acquired a 99.994% non-managing equity membership interest in MCMLLC from 18 of its non-managing members, and became the indirect controlling shareholder of the Company through its majority ownership of MCMLLC. Simultaneous therewith, the Company’s Board of Directors resigned, Nor-Pac filled the vacant Board with its slate of Directors, and MCMLLC sold the Assigned Assets to an independent third party.

The Company does not own any interest in mineral properties or rights that are currently in production, nor has it ever derived any revenues from the sale of zinc or other materials. It has never filed any bankruptcy, receivership or similar proceedings.

Business of Company

The Company leases it’s mineral rights and properties described in Item 2 below to Teck Cominco American Incorporated (hereinafter “Teck Cominco”) pursuant to the New Cominco Lease. Teck Cominco is the U.S. subsidiary of Teck Cominco Ltd., a large international Canadian mining company. Teck Cominco is exploring for zinc and lead ores on the Company’s mineral rights. In the event that Teck Cominco is successful in discovering a commercially viable ore body on the Company’s mineral holdings, and that ore body is placed into commercial production, the Company will receive production royalties from Teck Cominco.

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

There are no assurances, however, that Teck Cominco will be successful in discovering a commercially viable ore body on the Company’s mineral holdings.

Under the terms of the New Cominco Lease, the Company is not responsible for or subject to any existing or probable governmental approvals or regulations with regard to it’s mineral rights. In the event, however, Teck Cominco is successful in placing the Company’s mineral rights into commercial production, federal, state and local governmental permits may be required in which case obtaining any such permits is the responsibility of Teck Cominco. Any ores mined from the Company’s mineral rights by Teck Cominco would be by underground mining methods, and transported underground to Teck Cominco’s processing facilities that are situated on Teck Cominco owned properties. Tailings ponds and associated waste rock storage areas will be on Teck Cominco owned properties, and, except for surface exploration drilling, and geophysical and geochemical surveys, there will be no surface disturbances on the Company’s holdings that would be subject to reclamation requirements. Surface disturbances from surface drilling, and geophysical and geochemical surveys, would be extremely minor, and in the event Teck Cominco failed to reclaim such sites, the Company may be required to reclaim same, in which case the resultant liability to the Company would not be significant. All permitting, and reclamation requirements and liabilities with regard to Teck Cominco’s processing facilities are for the sole account and responsibility of Teck Cominco. Failure by Teck Cominco to obtain any necessary permits for its processing facilities could result in Teck Cominco ceasing its exploration activities on the Company’s mineral holdings, and subject the New Cominco Lease to termination by Teck Cominco on its terms.

In 1995, McCulley Frick & Gilman Inc. (“MF&G”), an environmental consulting and engineering services firm with offices in Wallace, Idaho, conducted a Phase I Environmental Site Assessment (the “ESA”) of the Company’s private landholdings. In December of 1997, the Company obtained an update to the ESA also authored by MF&G. Both assessments affirmed that previous mining exploration activities conducted on the properties left no “hazardous substances” or “facilities”, as defined in the Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and pose no threat to human health, natural resources, or the environment from the standpoint of releases of any potentially hazardous substances to soil, groundwater, surface water or air. It is therefore management’s opinion that the Company would have minimal liability if named as a Potentially Responsible Party (“PRP”) under CERCLA from any past mining-oriented activities. Further, as stated in the above paragraph, any future mining operations that may be conducted on the Company’s mineral rights by Teck Cominco under the New Cominco Lease would be by underground mining methods and the ores extracted would be transported underground in raw form directly to Teck Cominco’s processing facilities located on Teck Cominco owned property. No hazardous substances or facilities will be used or constructed on the Company’s mineral holdings. Nevertheless, the Company is listed in the chain-of-title of the properties and could be named as a PRP in the future. However, it is management’s opinion that any such liability from being named a PRP would be minimal, and defendable under 42 U.S.C. § 9607(b)(3).

Additionally, under the New Cominco Lease, Teck Cominco is responsible for maintaining the Company’s unpatented mining claims. To maintain an unpatented mining claim, the claimant must pay a $100 maintenance fee and incur $100 in assessment expenditures annually per claim. In the event Teck Cominco failed to maintain the Company’s unpatented mining claims, the Company would be required to pay the annual maintenance fee and incur assessment expenditures in order to maintain the claims in good standing. Any such failure by Teck Cominco could a significant financial obligation of the Company.

The Company has no employees, has not announced any new products or services, does not require sources and raw materials, and has spent no funds on research the last two fiscal years.

Subsequent Event – Business of Company

On January 10, 2004, the Company entered into an Agreement with Paymaster Resources Incorporated (hereinafter “Paymaster”) to acquire Paymaster’s mineral lease on the Golden Chest Mine, near Murray, Idaho (the “Golden Chest Lease”), and Paymaster’s exploration agreement with New Jersey Mining Company (the “New Jersey Exploration Agreement”). The Paymaster shareholders approved the Agreement at a special meeting on February 23, 2004. The Company has issued Paymaster 466,954 shares of its authorized, but unissued common stock. Paymaster is considered a related party due to common directors.

Reports to securities holders

On September 14, 2000, the Company became a reporting company with the Securities and Exchange Commission, and will file all required reports. The Company will provide its shareholders with copies of its annual reports upon request.

Additionally, the public may read and copy all materials the Company files with the U.S. Securities and Exchange Commission (the “SEC”) at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that will contain reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

Item 2. Description of Property

The Company owns mineral rights and properties in the Metaline District, Pend Oreille County, State of Washington, as follows: the mineral rights attached to 5,798 acres of fee simple property; the mineral rights attached to 487 acres of patented mining claims, and 1,925 acres of unpatented mining claims. The Company does not own the surface rights to any of the fee simple property or patented mining claims. It does, however, have the right to use of the surface of the fee simple property and patented mining claims for exploration purposes, and the surface of the unpatented mining claims for exploration and, if warranted, development and mining purposes.

The Company has been renting office facilities at 6599 Prichard Creek Road, Murray, Idaho 83874, pursuant to an Office Service Agreement, dated June 1, 1998, as amended on July 1, 1999 and September 1, 2000, with Murrayville Land Company LLC (hereinafter “Murrayville”). The term of the agreement was month-to-month, for $225.00 per month, plus its share of the operating costs of the facility.

Subsequent Event - Office Services Agreement

Effective January 1, 2004, Murrayville terminated the Office Services Agreement due to its desire to sell the facility.

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

Item 3. Legal Proceedings

There are no pending legal proceedings to which the Company, its directors, officers or affiliates, or owners of record or beneficially of more than 5% of any class of voting securities are a party, or of which its mineral rights or properties are subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, for the year ending December 31, 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The common stock of the Company is traded in the over-the-counter market on the NASD Bulletin Board under the symbol “MTLI”. The shares were listed for trading during the third quarter of 2000. The range of high and low bid-ask information for the last eight quarters is as follows:

	High	Low
1st Quarter, 2002	$0.45	$0.15
2nd Quarter, 2002	$0.45	$0.15
3rd Quarter, 2002	$0.45	$0.15
4th Quarter, 2002	$0.45	$0.15
1st Quarter, 2003	$0.45	$0.15
2nd Quarter, 2003	$0.45	$0.15
3rd Quarter, 2003	$0.45	$0.15
4th Quarter, 2003	$0.45	$0.15

The quotations above were provided by Pennaluna & Company, a licensed securities brokerage firm registered with the National Association of Securities Dealers, located in Coeur d’Alene, Idaho. There is no affiliation between the Company and this firm. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Management approved the reservation of 2,000,000 shares of the Company’s common stock for options pursuant to the 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan was approved at a Special Meeting of Shareholders on November 15, 1999. Immediately thereafter, the Company issued options to its three (3) directors and two (2) independent consultants, totaling One Million (1,250,000) shares. The independent consultants are Gene George of Spokane, Washington, and Nelson Robert Howard of Lewiston, Idaho.

There are approximately 293 shareholders of the Company’s common stock at the date hereof.

To the management’s knowledge, the Company has never paid a dividend, and there are no plans to pay dividends in the foreseeable future.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company had revenues from operations of $15,520 in 2003, versus $12,790 in 2002. The increase of $2,730 was due to the increase of advanced royalties paid to the Company under the New Cominco Lease. The Company also experienced a significant decrease in its operating loss to $23,810 in 2003 from $56,631 in 2002. The decrease of $32,821 was predominately attributable to decreased management and consulting fees, as well as a decrease in professional fees.

Management and consulting fees decreased by $34,114 in 2003 to $5,500 from $39,614 in 2002, due to the decrease in management fees paid to Nor-Pac. Professional fees, consisting of legal and accounting, decreased $1,975 to $15,719 in 2003 from $17,694 in 2002, due to a decrease in accounting expenses. Transfer agent fees increased $217 to $1,370 in 2003 versus $1,153 in 2002 due to an increase in monthly fees charged by the Company’s transfer agent. Office supplies and expenses increased by $5,781 to $16,741 in 2003 from $10,960 in 2002, due to increased costs associated with SEC reporting requirements via EDGAR, and past due directors fees.

The Company’s other income decreased by $1,245 in 2003 to $6,857 from $8,102 in 2002. The decrease was predominantly caused by the decrease in dividend income earned on the Company’s money market account due to lower interest rates.

Financial Condition

The Company believes it can satisfy its cash requirements for the next two (2) years. Current level of operations includes maintaining compliance with the New Cominco Lease, and the reporting requirements of the SEC. Thereafter, the Company may require additional capital for future operating costs and working capital. Such additional capital could be obtained from either increased revenues from operations (in the event the Company’s mineral holdings or properties were placed into commercial production), or from the sale of shares of the Company’s authorized, but unissued, common stock.

However, any production decision on the Company’s mineral rights and properties is under the sole discretion and control of third parties. Further, there are no assurances that the Company would be able to sell shares of its authorized, but unissued, common stock on terms acceptable to the Company. And, any such sales of shares could be dilutive to the Company’s then-existing shareholders. Any debt financings could involve restrictive covenants with respect to future capital raising activities, and other financial and operational matters.

At present, there are no trends, events or uncertainties that have, or are reasonably likely to have, a material impact on the Company’s short-term or long-term liquidity. There are no material commitments for capital expenditures, except for managing of its own business affairs, and there are no known trends, events or uncertainties that have, or that are reasonably expected to have, a material impact on the revenues from operations.

Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. As of December 31, 2003, the Company’s cash position was $105,687 as compared to $129,124 on December 31, 2002. The Company has no debt, and does not expect to incur any debt in the immediate future. The Company’s most significant cash requirements have been its management fees, and office services and accounting expenses. The Company has eliminated a major portion of these expenses with the termination of the Management Agreement and Office Services Agreement, effective January 1, 2004.

The Company should not experience any significant increase in capital requirements as a result of its agreement with Paymaster Resources Incorporated. (See “Subsequent Event - Business of Company” on page 7 above)

Item 7. Financial Statements

Financial Statements for the Company for the fiscal years ended December 31, 2003 and December 31, 2002 audited by Williams & Webster, P.S., are included herein.

METALINE CONTACT MINES

FINANCIAL STATEMENTS
December 31, 2003

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

INDEPENDENT AUDITOR’S REPORT

We have audited the accompanying balance sheets of Metaline Contact Mines as of December 31, 2003 and 2002, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Contact Mines as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Spokane, Washington
Certified Public Accountants

March 5, 2004

METALINE CONTACT MINES
BALANCE SHEETS

	December 31,	December 31,
	2003	2002
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,687	$111,124
Receivable from related party	—	18,000

Total Current Assets	105,687	129,124

OTHER ASSETS
Receivables from related parties	109,413	109,413
Accrued interest receivable	22,978	15,320
Investment in LLC	33,935	35,109

Total Other Assets	166,326	159,842

TOTAL ASSETS	$272,013	$288,966

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Deferred royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,064,300 shares issued and outstanding	703,222	703,222
Additional paid-in capital	302,165	302,165
Stock options	17,907	17,907
Accumulated deficit	(755,161)	(738,208)

Total Stockholders’ Equity	268,133	285,086

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,013	$288,966

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENT OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2003	2002
REVENUES
Royalty income	$15,520	$12,790

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	5,500	39,614
Professional fees	15,719	17,694
Transfer agent fees	1,370	1,153
Office supplies and expenses	16,741	10,960

TOTAL EXPENSES	39,330	69,421

OPERATING LOSS	(23,810)	(56,631)

OTHER INCOME
Dividend income	372	1,522
Interest income	7,659	7,659
Loss from investment in LLC	(1,174)	(1,079)

TOTAL OTHER INCOME	6,857	8,102

LOSS BEFORE TAXES	(16,953)	(48,529)
INCOME TAX EXPENSE	—	—

NET LOSS	$(16,953)	$(48,529)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,064,300	14,064,300

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Options	Deficit	Equity
Balance, December 31, 2001	14,064,300	$703,222	$302,165	$17,907	$(689,679)	$333,615
Net loss for the year ended, December 31, 2002	—	—	—	—	(48,529)	(48,529)

Balance, December 31, 2002	14,064,300	703,222	302,165	17,907	(738,208)	285,086
Net loss for the year ended, December 31, 2003	—	—	—	—	(16,953)	(16,953)

Balance, December 31, 2003	14,064,300	$703,222	$302,165	$17,907	$(755,161)	$268,133

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31,	December 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,953)	$(48,529)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Net loss in investment in LLC	1,174	1,079
Changes in assets and liabilities:
Increase in interest receivable	(7,658)	(7,660)
Increase (decrease) in deferred royalty income	—	880

Net cash provided (used) by operating activities	(23,437)	(54,230)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash advance to related party	18,000	(18,000)

Net cash provided (used) by financing activities	18,000	(18,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	—

Net increase (decrease) in cash and cash equivalents	(5,437)	(72,230)
Cash at beginning of period	111,124	183,354

Cash at end of period	$105,687	$111,124

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Metaline Contact Mines (hereinafter “Metaline” or “the Company”) was incorporated in November of 1928 under the laws of the State of Washington for the purpose of engaging in mining and the buying and selling of ores, metals, and minerals.

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

Recent Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.

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
December 31, 2003

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

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, investments, accounts payable and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2003.

Concentration of Risk

The Company maintains its cash in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $105,216 and $110,353 at December 31, 2003 and 2002, respectively. Further, the Company’s sole source of revenues currently is royalty income received under a mineral property lease with Teck Cominco American, Inc. See Note 6.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

At December 31, 2003, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

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

At December 31, 2003, the Company recorded a yearly loss on its investment in The LLC of $1,174 thereby reducing the Company’s recorded interest in The LLC to $33,935.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

NOTE 5 – RELATED PARTY TRANSACTIONS (continued)

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustments of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858. See Note 3. The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, this asset together with accrued interest at the rate of 7 percent per annum is recorded as a non-current asset at December 31, 2003 and December 31, 2002.

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

During 2001, Teck Cominco Limited was formed, following the Acquisition of Cominco Limited by another mining company, Teck Corporation. The former subsidiary of Cominco Limited, Cominco American Incorporated, was renamed Teck Cominco American, Inc., and continues as lessee under the original Cominco lease agreement.

Effective March 15, 2002, the aforementioned lease agreement was amended, thereby reducing the amount of acreage leased from the Company, and providing for an approximately three percent (3%) decrease in royalty payments.

From the inception of the lease through December 31, 2003, Metaline has received $90,966 in payments from Cominco and Teck.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

NOTE 7 – CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company (“Nor-Pac”) purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities’ non-managing membership interests in Metaline Contact Mines LLC. See Notes 1 and 5.

NOTE 8 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109 “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

At December 31, 2003 and 2002, the Company had a net deferred tax asset of approximately $212,000 and $160,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% tax rate. This resulted in a change to the net deferred tax asset of approximately $52,000. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At December 31, 2003, the Company has a net operating loss carryforward of approximately $625,000, which will fully expire in the year 2023.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

NOTE 9 – STOCK OPTIONS (Continued)

The fair value of the options granted on November 12, 2001 was estimated using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 6.0%, volatility is 24%, and the expected life of the options is eight years. Accordingly, $4,275 of option expense was recorded in the Company’s financial statements as consulting and management fees. In accordance with Financial Accounting Standard No. 123 paragraph 115, this expense was deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture.

Following is a summary of the status of fixed options outstanding at December 31, 2002 and December 31, 2003:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding January 1, 2002	1,250,000	$0.13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2002	1,250,000	$0.13

Exercisable, December 31, 2002	1,250,000	$0.13

Outstanding January 1, 2003	1,250,000	$0.13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2003	1,250,000	$0.13

Exercisable, December 31, 2003	1,250,000	$0.13

NOTE 10 – COMMITMENTS AND CONTINGENCIES

All earnings from The LLC in 1997 and 1996 were attributed by The LLC’s principal owners to Metaline. Accordingly, Metaline reported these earnings as its own taxable income (on both Metaline’s and The LLC’s federal income tax returns) with Metaline retaining only a 6.9861% interest in The LLC. For calendar years 1998 through 2003, Metaline reported only its pro rata share (6.9861%) of taxable income from The LLC, with other LLC members reporting their respective share of LLC taxable income.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
December 31, 2003

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of December 31, 2003, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

NOTE 11 – SUBSEQUENT EVENTS

In January 2004, the Company agreed to issue 466,954 shares of its common stock to Paymaster Resources Incorporated (hereinafter “Paymaster”), a related party (due to common officers and directors), in order to acquire Paymaster’s interest in a minerals lease to patented mining claims in Shoshone County, Idaho. In this transaction, the Company also acquired Paymaster’s interest in an exploration agreement with New Jersey Mining Company which relates to the aforementioned mining claims.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

There have been no changes in or disagreements with accountants on accounting and financial disclosure during the Company’s two most recent fiscal years.

PART III

Item 9. Directors, Executive Officers, and Promoters and Control Persons

The officers and directors of the Company are as follows:

Richard L. Howell. Age 69. Mr. Howell has been the President and a director of the Company since 1998. From 1978 to 1995, Mr. Howell was the Personal Representative of the Estate of Nelson R. Howard and Trustee of the Testamentary Trust created under the Will of Nelson R. Howard. From 1995 to June 1, 2000, Mr. Howell was the Manager of Golconda Limited Company, the successor to the Nelson Howard Trust. From 1994 to present Mr. Howell has been the President and a Governor of Mission Mountain Interests Ltd. Co.; from 1997 to present the President and a Governor of Nor-Pac Limited Company; from 1998 to present, the President and a Governor of Murrayville Land Company LLC, and from 1998 to present, a Director of Paymaster Resources Incorporated.

John W. Beasley. Age 58. Mr. Beasley has been the Secretary and a director of the Company since 1998. He holds a Bachelor of Science degree in Agricultural Economics from the University of California at Berkeley. From 1967 to 1975, Mr. Beasley played professional football for the Minnesota Vikings (including Super Bowl IV) and New Orleans Saints. From 1976 to 1982, he held numerous management positions with the Gulf Consolidated Services organization, including Vice President - Eastern Hemisphere in London, England. From 1992 to present, Mr. Beasley has been President and Manager of J.W. Beasley Interests LLC; from 1994 to present, the Secretary and a Governor of Mission Mountain Interests Ltd. Co.; from 1997 to present, the Secretary and a Governor of Nor-Pac Limited Company; from 1998 to present, the Secretary and a Governor of Murrayville Land Company LLC, and the President and a Director of Paymaster Resources Incorporated; from 1999 to present, the Secretary and a Governor of Prichard Creek Resource Partners LLC.

Ed Pommerening. Age 56. Mr. Pommerening has been a director of the Company since 1998. He holds a Bachelor of Science degree in Forestry from the University of Idaho. From 1974 to 1982, Mr. Pommerening was the Forester for The Bunker Hill Company, and from 1982 to 1991 for the Bunker Limited Partnership. From 1991 through 1993, Mr. Pommerening was the Forester for Pintlar Corp. From 1993 to the present, Mr. Pommerening has been the President and Manager of Riverview Timber Services LLC; from 1997 to present, a Governor of Nor-Pac Limited Company, and from 1998 to present, the Secretary and a Director of Paymaster Resources Incorporated.

The Directors of the Company are not directors of any other reporting companies. There are no family relationships among the officers and directors of the Company. None of them have been subject to a bankruptcy petition filed by or against any business of which they were officers, directors or partners; been convicted in a criminal proceeding, or subject to a pending criminal proceeding; been, or is subject to any order, judgment, or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or limiting their involvement in any type of business, securities or banking activities. None of the officers and directors of the Company have violated any federal or state securities laws, or found by any court or the Securities and Exchange Commission to have violated any such laws.

Item 10. Executive Compensation

On June 1, 1998, the Company entered into the Management Agreement described below with Nor-Pac Limited Company (hereinafter “Nor-Pac”). To date, the Company has paid Nor-Pac management fees of 1,500,000 shares of its authorized, but unissued, common stock, with an aggregate value of $75,000, and $281,500 in cash. Nor-Pac is owned, as to 75%, by entities that are owned by the Company’s directors as disclosed below.

Summary Compensation Table

SUMMARY COMPENSATION TABLE

	Long Term Compensation
		Annual Compensation			Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name					Restricted	Securities
and				Other Annual	Stock	Underlying	LTIP	All Other
Principal		Salary	Bonus	Compensation	Awards	Option/SAR	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)
Richard	2001	0	0	0	0	0	0	0
Howell,	2002	0	0	0	0	0	0	0
President and Director	2003	0	0	0	0	0	0	1,400
John	2001	0	0	0	0	0	0	0
Beasley,	2002	0	0	0	0	0	0	0
Secretary and Director	2003	0	0	0	0	0	0	1,400
Ed	2001	0	0	0	0	0	0	0
Pommerening Director	2002	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	1,400

Option/SAR Grants Table

Option/SAR Grants in Last Fiscal Year

Individual Grants
(a)	(b)	(c)	(d)	(e)
	Number of Securities	% of Total Options/SAR’s	Exercise or
	Underlying Options/SAR’s	Granted to Employees in Fiscal	Base Price	Expiration
Name	Granted	Year	($/S)	Date
	0	0	N/A	N/A

Note:	The Exercise Price, as specified in column “d” above is subject to adjustment. In the event the Company issues or sells any common stock for a per share consideration of less than the Exercise Price stated in column “d” above, the Exercise Price shall be reduced to the price (calculated to the nearest cent) determined by multiplying the Exercise Price in effect immediately prior to the time of such issue or sale by a fraction (i) the numerator of which shall be the sum of (x) the aggregate number of common shares outstanding immediately prior to such issue or sale plus (y) the consideration received by the Company upon such issue or sale, and (ii) the denominator of which shall be the product of (x) the aggregate number of common shares outstanding immediately after the issue or sale, multiplied by (y) the market price of the common shares immediately prior to such issue or sale.

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
Robert Howard

The Company has no Long Term Incentive Plans. Directors of the Company receive $175.00 for each regularly scheduled meeting of directors, and $350.00 for each specially scheduled meeting, plus normal out-of-pocket expenses incurred to attend said meetings. Except for the options granted to the Directors previously described, there are no other arrangements to compensate directors. The Company has no employment contracts with its executive officers, and no compensatory plan or arrangements with its executive officers in the event of the resignation, retirement or any other termination of such executive officers, nor does the Company have any arrangements with its executive officers in the event of a charge in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets out the names and shareholdings of beneficial owners known to the Company to own more than five percent (5%) of the common stock of the Company, each director and officer of the Company, and the shareholdings of all directors and officers as a group.

	(2)	(3)
	Name and	Amount and		(5)
	Address of	Nature of		Amount and (Percent)
(1)	Beneficial	Beneficial	(4)	of Class if All Warrants
Title of Class	Owner	Owner	Percent of Class	are Exercised
Common	Metaline Contact	11,236,643	79.89%	11,236,643	(73.30%)
	Mines LLC	Direct Owner
	P.O. Box 387
	Murray, ID 83874 (1)
Common	Nor-Pac Limited	1,500,000	10.66%	1,500,000	(9.70%)
	Company	Direct Owner
	P.O. Box 412
	Murray, ID 83874
Common	Richard L. Howell	3,183,992	22.60%	3,433,992	(22.40%)
	1509 Hemlock	Indirect Owner
	Lewiston, ID 83501
Common	Ed Pommerening	3,183,992	22.60%	3,433,992	(22.40%)
	P.O. Box 369	Indirect Owner
	Pinehurst, ID 83850
Common	John W. Beasley	1,591,996	11.30%	1,841,996	(12.00%)
	P.O. Box 387	Indirect Owner
	Murray, ID 83874
Common	Directors and	7,959,980	56.50%	8,709,980	(56.80%)
	Executive Officers	Indirect Owners
	as a group

Note 1:	Metaline Contact Mines LLC is owned, as to 99.994%, by Nor-Pac.

Note 2:	Richard L. Howell is the Trustee of the R.L. and M.D. Howell Trust, the owner of a 25% equity membership interest in Nor-Pac; Ed Pommerening is the Manager of Riverview Timber Services LLC, the owner of a 25% equity membership interest in Nor-Pac; and John W. Beasley is the Manager of J.W. Beasley Interests LLC, a member (as to 50%) of G.G.J.B. & K.G.P.B. Holdings Limited Company (hereinafter “GGJB”). GGJB is the owner of a 25% equity membership interest in Nor-Pac.

By virtue of entities’ interests in Nor-Pac, Messrs. Howell, Pommerening, and Beasley are considered as being “indirect” owners of the above shares.

There are no arrangements, written or oral, which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions

On June 1, 1998, the Company entered into an Agreement for Management and Consulting Services (hereinafter the “Management Agreement”) with Nor-Pac. Under the terms of the Management Agreement, Nor-Pac provides the Company with certain management and consulting services, and Nor-Pac received Five Hundred Thousand (500,000) shares of the Company’s authorized, but unissued, common stock in the second half of 1998, Two Hundred Fifty Thousand (250,000) shares quarterly in 1999, and Ten Thousand Dollars ($10,000) per month thereafter commencing on January 1, 2000. The Management Agreement was amended on January 1, 2002 reducing the cash consideration to Three Thousand Dollars ($3,000) per month, and again amended on January 1, 2003 reducing the cash consideration to Five Hundred Dollars ($500) per month. All payments due Nor-Pac pursuant to the terms of the Management Agreement have been made.

Because of their respective interests in Nor-Pac, Richard L. Howell, John W. Beasley and Ed Pommerening may be deemed to have an indirect material interest in the transaction.

Subsequent Event to Management Agreement

Effective January 1, 2004, the Company and Nor-Pac terminated the Management Agreement by mutual consent.

The Company has not transacted any business with promoters, nor have any of its assets been or are to be acquired from promoters.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-B:

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Omitted Exhibits are incorporated by reference to the Company’s Registration Statement on Form 10-SB; SEC File No. 0-31025.

(b)	No reports have been filed on Form 8-K during the last fiscal year covered by this report.

Item 14. Controls and Procedures

Annual Evaluation of the Company’s Disclosure Controls and Internal Controls

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

CEO and CFO Certifications

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

Disclosure Controls and Internal Controls

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act’), such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of providing reasonable assurance that the Company’s (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

Limitations of the Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that it’s Disclosure Controls or its Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

METALINE CONTACT MINES

By:	/s/ Richard L. Howell	Date: 3/26/04

Richard L. Howell, President
(Principal Executive Officer)

By:	/s/ John W. Beasley	Date: 3/26/04

John W. Beasley, Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard L. Howell	Date: 3/26/04

Richard L. Howell
Director

By:	/s/ John W. Beasley	Date: 3/26/04

John W. Beasley
Director

By:	/s/ Ed Pommerening	Date: 3/26/04

Ed Pommerening
Director

Supplemental information to be Furnished With Reports Filed
Pursuant to Section 15(d) of the Exchange Act by Non-Reporting Issuers

Not Applicable