Form 10QSB
period 2004-03-31
METALINE CONTACT MINES
filed 2004-05-19
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from 1-1-04 to 3-31-04

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

920-987-5317

(Issuer’s telephone number

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,531,254

Transitional Small Business Disclosure Format (Check one):  Yes  [  ]  No  [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

METALINE CONTACT MINES

FINANCIAL STATEMENTS
March 31, 2004

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

INDEPENDENT ACCOUNTANT’S REVIEW REPORT

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of March 31, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the three months ended March 31, 2004 and 2003. All information included in these financial statements is the representation of the management of Metaline Contact Mines.

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

The financial statements for the year ended December 31, 2003 were audited by us and we expressed an unqualified opinion on them in our report dated March 5, 2004. We have not performed any auditing procedures since that date.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

May 10, 2004

METALINE CONTACT MINES

BALANCE SHEETS

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$105,520	$105,687

OTHER ASSETS
Prepaid expenses	3,000	—
Receivables from related parties	109,413	109,413
Accrued interest receivable	24,892	22,978
Investment in LLC	33,835	33,935

Total Other Assets	171,140	166,326

TOTAL ASSETS	$276,660	$272,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Deferred royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, and 14,531,254 14,064,300 shares issued and outstanding, respectively	726,570	703,222
Additional paid-in capital	316,582	302,165
Stock options	17,907	17,907
Accumulated deficit	(788,279)	(755,161)

Total Stockholders’ Equity	272,780	268,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$276,660	$272,013

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES

STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Royalty income	$3,880	$3,880

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	—	1,500
Property expense	37,765	—
Professional fees	—	6,785
Transfer agent fees	434	453
Taxes, licenses, and fees	300	400
Office supplies and expenses	368	1,016

TOTAL EXPENSES	38,867	10,154

OPERATING LOSS	(34,987)	(6,274)

OTHER INCOME (LOSS)
Dividend income	54	128
Interest income	1,915	1,915
Loss from investment in LLC	(100)	(466)

TOTAL OTHER INCOME	1,869	1,577

LOSS BEFORE TAXES	(33,118)	(4,697)
INCOME TAX EXPENSE	—	—

NET LOSS	$(33,118)	$(4,697)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,375,603	14,064,300

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES

STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Options	Deficit	Equity
Balance, December 31, 2002	14,064,300	703,222	302,165	17,907	(738,208)	285,086
Net loss for the year ended, December 31, 2003	—	—	—	—	(16,953)	(16,953)

Balance, December 31, 2003	14,064,300	703,222	302,165	17,907	(755,161)	268,133
Common stock issued at $0.08 per share for property expense	466,954	23,348	14,417	—	—	37,765
Net loss for the three months ended, March 31, 2004	—	—	—	—	(33,118)	(33,118)

Balance, March 31, 2004 (unaudited)	14,531,254	$726,570	$316,582	$17,907	$(788,279)	$272,780

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES

STATEMENT OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,118)	$(4,697)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Net loss in investment in LLC	100	466
Changes in assets and liabilities:
Increase in interest receivable	(1,914)	(1,915)
Increase prepaid expenses	(3,000)
Payment of expenses from issuance of stock	37,765	—

Net cash provided (used) by operating activities	(167)	(6,146)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	—	—
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	—

Net increase (decrease) in cash and cash equivalents	(167)	(6,146)
Cash and cash equivalents, beginning of period	105,687	111,124

Cash and cash equivalents, end of period	$105,520	$104,978

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
NON-CASH TRANSACTIONS:
Payment of expenses from issuance of stock	$37,765	$—

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES

NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

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

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments

F-8

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

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

Fair Value of Financial Instruments

The carrying amounts for cash, receivables, investments, accounts payable and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2004.

Concentration of Risk

The Company maintains its cash in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $105,149 and $105,687 at March 31, 2004 and December 31, 2003, respectively. Further, the Company’s sole source of revenues currently is royalty income received under a mineral property lease with Teck Cominco American, Inc. See Note 6.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

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

At March 31, 2004, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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
March 31, 2004

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

At March 31, 2004, the Company recorded a quarterly loss on its investment in The LLC of $100 thereby reducing the Company’s recorded interest in The LLC to $33,835.

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

In January 2004, the Company issued 466,954 shares of its common stock to Paymaster Resources Incorporated (hereinafter “Paymaster”), a related party (due to common officers and directors), in order to acquire Paymaster’s interest in the Gold Chest Mines minerals lease to patented mining claims in Shoshone County, Idaho. In this transaction, the Company also acquired Paymaster’s interest in an exploration agreement with New Jersey Mining Company which relates to the aforementioned mining claims. Because there are no proven and probable reserves, the Company recognized $37,765 of property expenses in connection with this agreement.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

NOTE 5 – RELATED PARTY TRANSACTIONS

In March 2002, the Company advanced $18,000 on a short-term, non-interest bearing, unsecured basis to Murrayville Land Company, LLC, an affiliated company, to facilitate a real estate purchase. This receivable was repaid in May 2003.

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustments of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858. See Note 3. The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, this asset together with accrued interest at the rate of 7 percent per annum is recorded as a non-current asset at March 31, 2004 and December 31, 2003.

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

For additional information on related parties, see Notes 3, 4, 6, 7 and 10.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

NOTE 6 – MINING LEASE WITH PURCHASE OPTION (continued)

From the inception of the lease through March 31, 2004, Metaline has received $94,846 in payments from Cominco and Teck.

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

At March 31, 2004 and December 31, 2003, the Company had a net deferred tax asset of approximately $220,000 and $212,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% tax rate. This resulted in an increase to the net deferred tax asset of approximately $8,000 for the quarter ended March 31, 2004. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At March 31, 2004, the Company has a net operating loss carryforward of approximately $658,000, which will fully expire in the year 2024.

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

F-13

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

On November 16, 1999, the Company’s board of directors approved the Metaline Contact Mines 1999 Stock Option Plan. This plan allows the Company to distribute up to 2,000,000 shares of

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
March 31, 2004

NOTE 9 – STOCK OPTIONS (continued)

common stock shares to officers, directors, employees and consultants through the authorization of the Company’s board of directors at an initial exercise price of $0.125, or $0.15, depending on the terms of the option certificate. The options may be exercised until November 16, 2009, at which time they expire.

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

As of March 31, 2004 and December 31, 2003, the Company had 1,125,000 options outstanding and exercisable at an average of $0.13 per share of common stock.

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

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of March 31, 2004, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company had revenues from operations of $3,880 in the first quarter of 2004, the same as in the first quarter of 2003. The Company experienced an increased operating loss of $34,987 in the first quarter of 2004 versus $6,274 in the first quarter of 2003. The increased loss of $28,713 in the first quarter of 2004 was due to a significant property expense incurred as a result of the acquisition of the Golden Chest Lease (see “Item 5 – Other Information” below).

There was a decrease in management and consulting fees to nil in the first quarter of 2004 versus $1,500 in the first quarter of 2003. The decrease was a result of the termination of the Agreement For Management and Consulting Services with Nor-Pac Limited Company (“Nor-Pac”). Property expense increased to $37,765 in the first quarter of 2004, from nil in the first quarter of 2003. The increase of $37,765 was due to the fact that there are no proven or probable ore reserves on the properties subject to the Golden Chest Lease. Professional fees, consisting of legal and accounting were nil in the first quarter of 2004 versus $6,785 in the first quarter of 2003. The decrease of $6,785 was caused by the Company not being billed during the first quarter of 2004 by its auditors for the 2003 audit. Transfer agent fees decreased by $19 in the first quarter of 2004, to $434 in the first quarter of 2004 from $453 in the first quarter of 2003 due to a decrease in trading activities on the Company’s common stock. Office supplies and related expenses decreased to $368 in the first quarter of 2004 from $1,016 in the first quarter of 2003. The decrease of $648 was due primarily to the termination of the Company’s Office Services Agreement with Murrayville Land Company LLC. Taxes, licenses and fees decreased by $100 in the first quarter of 2004, from $400 in 2003 to $300 in 2004.

The Company’s other income increased $292 in the first quarter of 2004 to $1,869 from $1,577 in the first quarter of 2003, due to a reduced loss in its investment in Metaline Contact Mines LLC.

Financial Condition

The Company’s financial condition is such that it can continue at its current level of operations for an additional 2 years without the necessity of additional capital. Current level of operations includes management tasks such as auditing/accounting and other related SEC reporting requirements. Thereafter, the Company may require additional capital for future operating costs and working capital. Such additional capital could be obtained from either increased revenues from operations (in the event the Company’s mineral rights and properties are placed into commercial production by Teck Cominco American Incorporated (“Teck Cominco”) and/or New Jersey Mining Company (“New Jersey Mining”), or from the sale of shares of the Company’s authorized, but unissued, common stock.

Under the New Cominco Lease and New Jersey Exploration Agreement, any production decision on the Company’s mineral rights and properties are under the sole discretion and control of Teck Cominco and New Jersey Mining. Further, there are no assurances that the Company would be able to sell shares of its authorized, but unissued, common stock on terms acceptable to the Company. Any such sales of shares could be dilutive to the Company’s then-existing shareholders, and any debt financings could involve restrictive covenants with respect to future capital raising activities, and other financial and operational matters.

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

From time-to-time, the Company will investigate future business opportunities that are consistent with its corporate charter and field of expertise, and in the opinion of management worthy of investigation. It should be noted, however, that the Company competes with other mining companies in connection with the acquisition of mineral properties, some of which have substantially greater financial resources than the Company. Management recognized such an opportunity with its acquisition of the Golden Chest Lease from Paymaster Resources Incorporated, and the New Jersey Exploration Agreement associated therewith.

Liquidity and Capital Resources

To date, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. The Company’s cash position as of March 31, 2004 was $105,520 as compared to $105,687 as of March 31, 2003.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operation. The Company has no financial obligations under the New Cominco Lease, the Golden Chest Lease, or the New Jersey Exploration Agreement. It’s most significant cash requirements are its accounting fees and financial printing expenses associated with its reporting requirements with the U.S. Securities and Exchange Commission. Management fees payable to Nor-Pac were terminated on January 1, 2004. The Company also has a related party receivable from MCMLLC in the amount of $109,413, with accrued interest of $24,892, as of March 31, 2004. As the Managing Member of MCMLLC, the Company believes it has the ability to collect on this receivable in the event of a shortfall of cash.

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

CEO and CFO Certifications.

Appearing immediately following the Signatures section of this Quarterly Report there are two separate forms of “Certifications” of the CEO and the CFO. The first form of Certification is required in accord with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). This section of the Quarterly Report, which you are currently reading, is the information concerning the Controls Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 2. Changes in Securities

There has been no change in securities for the quarter ending March 31, 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 10, 2004, the Company entered into an Agreement with Paymaster Resources Incorporated (hereinafter “Paymaster”) to acquire Paymaster’s mineral lease on mining properties near Murray, Idaho commonly known as the Golden Chest Mine (the “Golden Chest Lease”), and Paymaster’s exploration agreement with New Jersey Mining Company (the “New Jersey Exploration Agreement”), which relates to the Golden Chest Mine. The Paymaster shareholders approved the Agreement at a special meeting on February 23, 2004.

Summary of Terms of Transaction

Under the terms of the Agreement, the Company issued Paymaster 466,954 shares of its authorized, but unissued, shares of common stock (the “Metaline Shares”) in exchange for Paymaster’s interests in the Golden Chest Lease, and the New Jersey Exploration Agreement. The Metaline Shares will not be registered with the Securities and Exchange Commission or any State, and will be restricted. In the event the Golden Chest Mine commence commercial production during the tenure of the New Jersey Exploration Agreement, or any lease as a result thereof, the Company will pay Paymaster an additional 1,000,000 shares of its authorized, but unissued, common stock.

Golden Chest Lease

The Golden Chest Lease continues until July 1, 2018, with options thereafter so long as there is commercial production. The Company has no advance royalty payments, work requirements, or other holding costs. The Company pays the Lessor, J.W. Beasley Interests LLC, an amount equal to Fifty Percent (50%), in kind, of royalties and other payments received from New Jersey Mining under the terms of the New Jersey Exploration Agreement.

New Jersey Exploration Agreement

The New Jersey Exploration agreement commenced on September 5, 2003, and calls for a 2-1/2 year exploration period. Commencing September 5, 2004, New Jersey Mining will issue the Company 10,000 shares of its common stock each 6-month period. If New Jersey Mining exercises its option to lease the Golden Chest Mine it will pay the Company an additional 100,000             shares of its common stock, and a sliding scale net smelter return royalty, which increases with the price of gold. The royalty is 3% up to a gold price of $400 per ounce, and then increases to a maximum of 6%. Also, New Jersey Mining will issue the Company 50,000 additional shares of its common stock for each 10,000 ounces of gold produced from the Golden Chest Mine.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

There were no reports filed on Form 8-K during the three month period ended March 31, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 19th day of May, 2004	METALINE CONTACT MINES
	By:	/s/ John W. Beasley
John W. Beasley
Secretary/Treasurer/CFO