Form 10QSB
period 2004-06-30
METALINE CONTACT MINES
filed 2004-08-12
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                      For the quarterly period from 4-1-04 to 6-30-04

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

W. 3848 Turtle Patch Road, Pine River WI 54965

(Address of principal executive offices)

920-987-5317

(Issuer’s telephone number

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,531,254

Transitional Small Business Disclosure Format (Check one):   Yes [  ]   No [X]

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

METALINE CONTACT MINES

FINANCIAL STATEMENTS

June 30, 2004

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of June 30, 2004, and the related statements of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2004 and 2003. These interim financial statements are the responsibility of the management of Metaline Contact Mines.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
July 26, 2004

METALINE CONTACT MINES
BALANCE SHEETS

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$100,187	$105,687

OTHER ASSETS
Receivables from related parties	109,413	109,413
Accrued interest receivable	26,807	22,978
Investments	36,087	33,935

Total Other Assets	172,307	166,326

TOTAL ASSETS	$272,494	$272,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Deferred royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, and 14,531,254 14,064,300 shares issued and outstanding, respectively	726,570	703,222
Additional paid-in capital	316,582	302,165
Stock options	17,907	17,907
Accumulated deficit	(792,445)	(755,161)

Total Stockholders’ Equity	268,614	268,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$272,494	$272,013

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Royalty income	$8,680	$3,880	$12,560	$7,760

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	—	1,500	—	3,000
Property expense	—	—	37,765	—
Professional fees	6,381	3,140	6,381	9,925
Administrative expenses	8,291	3,166	9,392	5,023

TOTAL EXPENSES	14,672	7,806	53,538	17,948

OPERATING LOSS	(5,992)	(3,926)	(40,978)	(10,188)

OTHER INCOME (LOSS)
Dividend income	59	118	113	245
Interest income	1,914	1,915	3,829	3,830
Loss from investment in LLC	(148)	(297)	(248)	(764)

TOTAL OTHER INCOME	1,825	1,736	3,694	3,311

LOSS BEFORE TAXES	(4,167)	(2,190)	(37,284)	(6,877)
INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(4,167)	$(2,190)	$(37,284)	$(6,877)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,453,428	14,064,300	14,453,428	14,064,300

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional			Total
			Paid-in	Stock	Accumulated	Stockholders'
	Shares	Amount	Capital	Options	Deficit	Equity
Balance, December 31, 2002	14,064,300	703,222	302,165	17,907	(738,208)	285,086
Net loss for the year ended December 31, 2003	—	—	—	—	(16,953)	(16,953)

Balance, December 31, 2003	14,064,300	703,222	302,165	17,907	(755,161)	268,133
Common stock issued at $0.08 per share for property expense	466,954	23,348	14,417	—	—	37,765
Net loss for the six months ended June 30, 2004	—	—	—	—	(37,284)	(37,284)

Balance, June 30, 2004 (unaudited)	14,531,254	$726,570	$316,582	$17,907	$(792,445)	$268,614

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(37,284)	$(6,877)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Net loss in investment in LLC	248	764
Changes in assets and liabilities:
Increase in interest receivable	(3,829)	(3,830)
Increase prepaid expenses	—	(2,000)
Payment of expenses from issuance of stock	37,765	—

Net cash provided (used) by operating activities	(3,100)	(11,943)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash advance repaid by related party	—	18,000
Investment purchased	(2,400)	—

Net cash provided (used) by investing activities	(2,400)	18,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	—

Net increase (decrease) in cash	(5,500)	6,057
Cash, beginning of period	105,687	111,124

Cash, end of period	$100,187	$117,181

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
NON-CASH TRANSACTIONS:
Payment of expenses from issuance of stock	$37,765	$—

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004

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
June 30, 2004

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

Fair Value of Financial Instruments
The carrying amounts for cash, receivables, investments, accounts payable and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2004.

Concentration of Risk
The Company maintains its cash in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $100,187 and $105,687 at June 30, 2004 and December 31, 2003, respectively. Further, the Company’s sole source of revenues currently is royalty income received under a mineral property lease with Teck Cominco American, Inc. See Note 6.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004

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

At June 30, 2004, the Company had not engaged in any transactions that would be considered derivative instruments or hedging activities.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interim Financial Statements
The interim financial statements for the periods ended June 30, 2004 and June 30, 2003, included herein have not been audited, at the request of the Company. They reflect all adjustments, which are, in the opinion of management, necessary to present fairly the results of operations for the period. All such adjustments are normal recurring adjustments. The results of operations for the period presented is not necessarily indicative of the results to be expected for the full fiscal year.

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

At June 30, 2004, the Company recorded a quarterly loss on its investment in The LLC of $148 thereby reducing the Company’s recorded interest in The LLC to $33,687.

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
June 30, 2004

NOTE 4 – MINERAL PROPERTIES (Continued)

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

In June 2004, the Company received 10,000 shares of New Jersey Mining Company (hereinafter “NJMC”) common stock in accordance with the terms of the aforementioned exploration agreement. The agreement requires NJMC to pay Metaline 10,000 shares of its common stock every six months for the remaining two-year term. The Company recorded royalty income of $4,800 at the fair market value of NJMC common stock. The terms of the agreement require the owner of the real property to receive one-half of the royalty payments in the form of rent. Accordingly, $2,400 has been recorded as an investment and $2,400 as rent expense.

NOTE 5 – RELATED PARTY TRANSACTIONS

In March 2002, the Company advanced $18,000 on a short-term, non-interest bearing, unsecured basis to Murrayville Land Company, LLC, an affiliated company, to facilitate a real estate purchase. This receivable was repaid in May 2003.

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustments of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858. See Note 3. The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, this asset together with accrued interest at the rate of 7 percent per annum is recorded as a non-current asset at June 30, 2004 and December 31, 2003.

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

As of January 1, 2004, the management and consulting services agreement with Nor-Pac has been terminated. For additional information on related parties, see Notes 3, 4, 6, 7 and 10.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004

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

From the inception of the lease through June 30, 2004, Metaline has received $98,726 in payments from Cominco and Teck.

NOTE 7 – CHANGE IN LLC OWNERSHIP

On June 1, 1998, Nor-Pac Limited Company (“Nor-Pac”) purchased control of The LLC from its three principal owners at the time (Bunker Limited Partnership, Hecla Mining Company, and Metaline Mining & Leasing Company) by acquiring these entities’ non-managing membership interests in Metaline Contact Mines LLC. See Notes 1 and 5.

NOTE 8 – INCOME TAXES

Income taxes are provided based upon the liability method of accounting pursuant to Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (hereinafter “SFAS No. 109”). Under this approach, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end. A valuation allowance is recorded against the deferred tax asset if management does not believe the Company has met the “more likely than not” standard imposed by SFAS No. 109 to allow recognition of such an asset.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004

NOTE 8 – INCOME TAXES (Continued)

At June 30, 2004 and December 31, 2003, the Company had a net deferred tax asset of approximately $225,000 and $212,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% tax rate. This resulted in an increase to the net deferred tax asset of approximately $13,000 for the six months ended June 30, 2004. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At June 30, 2004, the Company has a net operating loss carryforward of approximately $662,000, which will fully expire in the year 2024.

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

As of June 30, 2004 and December 31, 2003, the Company had 1,125,000 options outstanding and exercisable at an average of $0.13 per share of common stock.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
June 30, 2004

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

The LLC has agreed, in writing, to indemnify Metaline for any prior year income distributions requested by other LLC members. As of June 30, 2004, no cash or property distributions were made by the LLC to its members for indemnification purposes. In view of the ownership changes in The LLC, future distributions are expected to be made by The LLC to its members as determined from time to time by Metaline, its managing member. See Note 7 regarding a change in LLC ownership and see Note 5 regarding related party commitment.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company had revenues from operations of $8,680 in the second quarter of 2004, versus $3,880 in the second quarter of 2003. The increase in revenues is attributable to the additional royalty income of $4,800 received by New Jersey Mining Company because of the Company’s 1st quarter acquisition of the Golden Chest Mine lease, and associated exploration agreements with New Jersey Mining. The additional income was paid in 10,000 shares of New Jersey Mining common stock, which is subject to Rule 144. The Company discounted the value of the New Jersey stock by 20% to reflect the resale restrictions associated with Rule 144. The Company experienced an increased operating loss of $5,992 in the second quarter of 2004, versus $3,926 in the second quarter of 2003. The increased loss, $2,066, in the second quarter of 2004 was due primarily to increased transfer agent fees associated with changing transfer agents in the second quarter of 2004.

There was a decrease in management and consulting fees to nil in the second quarter of 2004, versus $1,500 in the second quarter of 2003. The decrease was a result of the termination of the Agreement For Management and Consulting Services with Nor-Pac Limited Company on January 1, 2004. Professional fees, consisting of legal and accounting, were $6,381 in the second quarter of 2004, versus $3,140 in the second quarter of 2003. The increase, $3,241, was due to the billing cycle of the Company’s auditors. Administrative expenses in the second quarter of 2004 were $8,291, versus $3,166 during the second quarter of 2003. The difference, $5,125, is attributable to higher SEC filing expenses, lease payments under the Golden Chest Mine lease, and the increase in transfer agent fees previously discussed.

During the second quarter of 2004, the Company’s other income increased by $89, to $1,825 from $1,736, due mostly to a reduced loss in its investment in Metaline Contact Mines LLC (“MCMLLC”).

Financial Condition

The Company can continue at its current level of operations for 2 additional years without the necessity of additional capital. Professional fees (auditing/accounting), and related administrative costs associated SEC reporting requirements, are the Company’s most significant expenses. Thereafter, the Company may require additional capital. Additional capital could be obtained from increased revenues from operations, and/or the sale of shares of the Company’s authorized, but unissued, common stock.

Any production decision on the Company’s mineral rights and properties that could significantly increase its revenues is under the sole discretion and control of Teck Cominco American and New Jersey Mining. Further, there are no assurances that the Company would be able to sell shares of its common stock on terms acceptable to the Company. Any such sales of shares could be dilutive to the Company’s then-existing shareholders, and any debt financings could involve restrictive covenants with respect to future capital raising activities, and other financial and operational matters.

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

Liquidity and Capital Resources

Historically, the Company has funded its capital requirements from revenues from operations, interest earned on its cash accounts, and other income. As of June 30, 2004, the Company’s cash position was $100,187, compared to $ 117,181 on June 30, 2003.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operations. The Company has no financial obligations under the New Cominco Lease, the Golden Chest Lease, or the New Jersey Exploration Agreement. It’s most significant cash requirements are accounting fees and other expenses associated with U.S. Securities and Exchange Commission reporting requirements. The Company has a related party receivable from MCMLLC in the amount of $109,413, with accrued interest of $26,807, as of June 30, 2004. As the Managing Member of MCMLLC, the Company believes it has the ability to collect on this receivable in the event of a shortfall of cash. In addition, the Company will receive a 5% NSR royalty payment from New Jersey Mining Company for development ore stockpiled at the Golden Chest Mine. The amount of the royalty will not be determined until the 3rd or 4th quarter of 2004 when the ore is processed, and the concentrates are sold.

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

Disclosure Controls and Internal Controls.

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 (“Exchange Act’), such as this Quarterly Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures, which are designed with the objective of providing reasonable assurance that the Company’s (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with generally accepted accounting principles.

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

Scope of the Controls Evaluation.

The CEO/CFO evaluation of the Company’s Disclosure Controls and our Internal Controls include a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls’ on the information generated for use in this Quarterly Report. In the course of the Controls Evaluation, management sough to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. Its independent auditors in connection with their audit and review activities also evaluate the Company’s Internal Controls on an on-going basis. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including the improvements and corrections) as conditions warrant.

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

Item 2. Changes in Securities

There has been no change in securities for the quarter ending June 30, 2004.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

The Company has changed transfer agents. Its new transfer agent is Columbia Stock Transfer Company, 410 Sherman Avenue, Suite 201, Coeur d’Alene, Idaho 83814.

New Jersey Mining Company has completed its exploration ramp at the Company’s Golden Chest Mine. The ramp successfully intercepted its target, the Katie-Dora Vein. New Jersey Mining drifted on the vein for approximately 130 feet, and stockpiled about 1,000 tons development ore at the portal site. The ore will be processed at the New Jersey Mill. New Jersey’s deep drilling program at the Golden Chest Mine continues.

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

There were no reports filed on Form 8-K during the three month period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 9th day of August, 2004	METALINE CONTACT MINES
	By:	/s/ John W. Beasley
John W. Beasley
Secretary/Treasurer/CFO

EXHIBIT INDEX

Exhibit No.	Description
Exhibit 31.1 -	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 -	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 -	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 -	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.