Form 10QSB
period 2004-09-30
METALINE CONTACT MINES
filed 2004-11-16
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from 7-1-04 to 9-30-04

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Company has prepared the unaudited financial statements presented below in accordance with accounting principles generally accepted in the United States for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the financial statements have been reviewed by the Company’s independent auditors, Williams & Webster, P.S., using professional standards and procedures for conducting such reviews established by generally accepted auditing standards, and we include herewith their report. It is the opinion of the Company’s management that all adjustments considered necessary for the fair presentation of the interim financial statements have been included. Operating results for the nine-month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

Subsequent Event. See Part II – Other Information, Item 2 – Changes in Securities, below.

METALINE CONTACT MINES

FINANCIAL STATEMENTS
September 30, 2004

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have reviewed the accompanying balance sheet of Metaline Contact Mines as of September 30, 2004 and 2003, and the related statements of operations, stockholders’ equity, and cash flows for the nine months ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the management of Metaline Contact Mines.

We conducted our review in accordance with standards established by the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
October 18, 2004

METALINE CONTACT MINES
BALANCE SHEETS

	September 30,
	2004	December 31,
	(Unaudited)	2003
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$93,103	$105,687

Total Current Assets	93,103	105,687

OTHER ASSETS
Receivables from related parties	109,413	109,413
Accrued interest receivable	28,722	22,978
Investments	35,942	33,935
Website, net of amortization	1,000	—
Prepaid expenses	350	—

Total Other Assets	175,427	166,326

TOTAL ASSETS	$268,530	$272,013

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Deferred royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,531,254 and 14,064,300 shares issued and outstanding, respectively	726,570	703,222
Additional paid-in capital	316,582	302,165
Stock options	47,907	17,907
Accumulated deficit	(826,409)	(755,161)

Total Stockholders’ Equity	264,650	268,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$268,530	$272,013

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended
	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
REVENUES
Royalty income	$3,880	$3,880

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	30,000	1,500
Property expense	—	—
Professional fees	6,628	3,000
Administrative expenses	3,123	6,123

TOTAL EXPENSES	39,751	10,623

OPERATING LOSS	(35,871)	(6,743)

OTHER INCOME (LOSS)
Dividend income	137	41
Interest income	1,915	1,915
Loss from investment in LLC	(144)	(85)

TOTAL OTHER INCOME	1,908	1,871

LOSS BEFORE TAXES	(33,963)	(4,872)
INCOME TAX EXPENSE	—	—

NET LOSS	$(33,963)	$(4,872)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$nil	$nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,531,254	14,064,300

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Options	Deficit	Equity
Balance, December 31, 2002	14,064,300	$703,222	$302,165	$17,907	$(738,208)	$285,086
Net loss for the year ended December 31, 2003	—	—	—	—	(16,953)	(16,953)

Balance, December 31, 2003	14,064,300	703,222	302,165	17,907	(755,161)	268,133
Common stock issued at $0.08 per share for property expense	466,954	23,348	14,417	—	—	37,765
Stock options issued for directors’ fees	—	—	—	30,000	—	30,000
Net loss for the nine months ended September 30, 2004	—	—	—	—	(71,248)	(71,248)

Balance, September 30, 2004 (unaudited)	14,531,254	$726,570	$316,582	$47,907	$(826,409)	$264,650

See accompanying notes and accountant’s review report.

METALINE CONTACT MINES
STATEMENT OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2004	2003
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(71,248)	$(11,747)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Net loss in investment in LLC	393	848
Stock options issued for directors’ fees	30,000	—
Changes in assets and liabilities:
Increase in interest receivable	(5,744)	(5,745)
Increase in prepaid expenses	(350)	(2,000)
Increase in website	(1,000)	—
Payment of expenses from issuance of stock	37,765	—

Net cash provided (used) by operating activities	(10,184)	(18,644)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash advance repaid by related party	—	18,000
Investment purchased	(2,400)	—

Net cash provided (used) by investing activities	(2,400)	18,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	—

Net increase (decrease) in cash	(12,584)	(644)
Cash, beginning of period	105,687	111,124

Cash, end of period	$93,103	$110,480

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—
NON-CASH TRANSACTIONS:
Payment of expenses from issuance of stock	$37,765	$—

See accompanying notes and accountant’s review report.

Item 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations

The Company had revenues from operations of $3,880 in the third quarter of 2004, the same as in the third quarter of 2003. The Company experienced an increased operating loss of $35,871 in the third quarter of 2004, versus $6,743 in the third quarter of 2003. The increased loss of $29,128 was due primarily to the increase in management fees as a result of granting stock options to two newly appointed directors.

There was an increase in management and consulting fees to $30,000 in the third quarter of 2004, versus $1,500 in the third quarter of 2003. The increase was due to the granting of 500,000 share options valued at $0.06 per share to two new directors. Professional fees, consisting of legal and accounting, were $6,628 in the third quarter of 2004, versus $3,000 in the third quarter of 2003. The increase, $3,628, was due to the billing cycle of the Company’s auditors. There was a 49% decrease in administrative expenses in the third quarter of 2004, to $3,123, versus $6,123 in the third quarter of 2003. The difference of $3,000 is attributable to the termination of the Company’s Offices Services Agreement with Murrayville Land Company LLC, and a decrease in financial printing (Edgar) expenses associated with SEC filing requirements.

During the third quarter of 2004, the Company’s other income increased by $37, to $1,908 from $1,871, due primarily to an increase in dividend income.

It should be noted that excluding the charge to management fees of $30,000 for the granting of stock options to directors, the Company’s operating loss decreased by $872, or 13%, from $6,743 in the third quarter of 2003 to $5,871 in the third quarter of 2004. In addition, the Company’s net loss decreased by $909, or 19%, from $4,872 in the third quarter of 2003 to $3,963 in the third quarter of 2004.

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

Any production decision on the Company’s mineral rights and properties that could significantly increase its revenues is under the sole discretion and control of Teck Cominco American Incorporated and New Jersey Mining Company. Further, there are no assurances that the Company would be able to sell shares of its common stock on terms acceptable to the Company. Any such sales of shares could be dilutive to the Company’s then-existing shareholders, and any debt financings could involve restrictive covenants with respect to future capital raising activities, and other financial and operational matters.

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

Liquidity and Capital Resources

Historically, the Company has funded its capital requirements from revenues from operations, interest earned on its cash accounts, and other income. As of September 30, 2004, the Company’s cash position was $93,103, compared to $ 110,480 on September 30, 2003.

The Company has no debt. The Company does not expect to incur any debt in the immediate future to expand its current level of operations. The Company has no financial obligations under the New Cominco Lease, the Golden Chest Lease, or the New Jersey Exploration Agreement. It’s most significant cash requirements are accounting fees and other expenses associated with U.S. Securities and Exchange Commission reporting requirements. The Company has a related party receivable from MCMLLC in the amount of $109,413, with accrued interest of $28,722, as of September 30, 2004. As the Managing Member of MCMLLC, the Company believes it has the ability to collect on this receivable in the event of a shortfall of cash. In addition, the Company will receive a 5% Net Smelter Return (“NSR”) royalty payment from New Jersey Mining Company for development ore stockpiled at the Golden Chest Mine. The amount of the royalty will not be determined until the 4th quarter of 2004 when the ore is processed, and the concentrates are sold.

Based on the foregoing, it is management’s opinion that at its current level of operations the Company can satisfy its working capital requirements internally in the immediate future without the need to seek outside sources of equity or debt funding.

Subsequent Event

Effective November 1, 2004, MCMLLC assigned the above-described receivable and accrued interest to Nor-Pac Limited Company (“Nor-Pac”). Nor-Pac owns a 93% equity membership interest in MCMLLC. The Company consented to the assignment.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. On that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of September 30, 2004 in ensuring that all material information required in this quarterly report has been made known to them in a timely fashion.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

For further information refer to the Controls and Procedures section in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003, incorporated herein by reference.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings, and management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

There has been no change in securities for the quarter ending September 30, 2004.

Subsequent Event

Effective November 1, 2004, the Company reacquired 748,065 of its shares, representing approximately 5% of its outstanding stock. The shares were obtained through a distribution made to the Company by Metaline Contact Mines LLC. The Company owns a 7% equity membership interest in the LLC. The reacquired shares will be returned to the treasury and become authorized, but unissued, shares.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

There were no reports filed on Form 8-K during the three month period ended September 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 15th day of November, 2004	METALINE CONTACT MINES

	By:	/s/ John W. Beasley

John W. Beasley
Secretary/Treasurer/CFO