Form 10QSB/A
period 2004-09-30
METALINE CONTACT MINES
filed 2004-11-29
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

AMENDMENT NO. 1

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from	7-1-04	to	9-30-04

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.

For the transition period from	to

Commission file number	000-31025

METALINE CONTACT MINES

(Exact name of small business issuer as specified in its charter)

Washington	91-0779945

(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

W. 3848 Turtle Patch Road, Pine River WI 54965

(Address of principal executive offices)

920-987-5317

(Issuer’s telephone number

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,531,254

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUES
Royalty income	$3,880	$3,880	$16,440	$11,640

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	30,000	1,500	30,000	4,500
Property expense	—	—	37,765	—
Professional fees	6,628	3,000	13,009	12,925
Administrative expenses	3,123	6,123	12,515	11,145

TOTAL EXPENSES	39,751	10,623	93,289	28,570

OPERATING LOSS	(35,871)	(6,743)	(76,849)	(16,930)

OTHER INCOME (LOSS)
Dividend income	137	41	250	286
Interest income	1,915	1,915	5,744	5,745
Loss from investment in LLC	(144)	(85)	(393)	(848)

TOTAL OTHER INCOME	1,908	1,871	5,601	5,183

LOSS BEFORE TAXES	(33,963)	(4,872)	(71,248)	(11,747)
INCOME TAX EXPENSE	—	—	—	—

NET LOSS	$(33,963)	$(4,872)	$(71,248)	$(11,747)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,531,254	14,064,300	14,514,212	14,064,300

F-5

Metaline Contact Mines (the “Company”) is filing this Amendment No. 1 to its Form 10-QSB, filed with the U.S. Securities and Exchange Commission on November 16, 2004, in order to include the 9-month financial information in its Statement of Operations contained in its interim Financial Statements, dated September 30, 2004, that was erroneously omitted when Edgarized.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 26th day of November, 2004	METALINE CONTACT MINES

	By:	/s/ John W. Beasley

John W. Beasley
Secretary/Treasurer/CFO