Form 10KSB
period 2004-12-31
METALINE CONTACT MINES
filed 2005-03-25
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from __________ to __________
Commission file number ___________________

METALINE CONTACT MINES

(Name of Small Business Issuer in its charter)

Washington	91-0779945

(State or other jurisdiction or incorporation	(I.R.S. Employer Identification No.)
or organization)

W. 3848 Turtle patch Road, Pine River, WI	54965

(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number 920-987-5317

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Capital Common - $0.05 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The registrant’s revenues for its most recent fiscal were $25,720.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average of the bid and ask prices on March 24, 2005, as reported by the Over the Counter Bulletin Board was $326,630.

The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 13,783,189.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I

Item 1. DESCRIPTION OF BUSINESS

Business Development

With the exception of historical matters, some of the information may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Factors that might cause such differences include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-KSB. Most of these factors are beyond the Company’s ability to predict or control. The Company disclaims any obligation to update any forward-looking statements made herein. Readers are cautioned not to put undue reliance on forward-looking statements.

General

The Company was incorporated in the State of Washington on November 15, 1928, for the purpose of engaging in the mineral exploration business, and all business appertaining thereto. Subsequent its incorporation the Company began acquiring unpatented zinc-lead mining claims and other mineral rights in the Metaline District, Pend Oreille County, in the State of Washington.

From 1928 to 1946, the Company was inactive, except for maintaining its mineral holdings, and in 1946, leased its mineral holdings to Metaline Mining & Leasing Company for a period of 25 years.

In 1959, The Bunker Hill Company (“Bunker Hill”) began managing the Company’s business affairs and minerals holdings.

On November 7, 1960, the Company entered into a Plan and Agreement of Reorganization and Re-capitalization (the “1960 Reorganization Agreement”) with Bunker Hill and Day Mines Inc., who were large shareholders of the Company at that time, and the owners of other mining properties in the Metaline District. The parties to the 1960 Reorganization Agreement felt that by consolidating their respective mining properties under the common ownership of the Company, the combined mining properties could be more advantageously explored and, if warranted, developed and mined. In consideration of the additional mining properties, and the cancellation of certain indebtedness, the Company issued 1,288,619 shares of its common stock to Bunker Hill, and 728,825 shares of its common stock to Day Mines Inc.

On April 14, 1976, the Company and Bunker Hill entered into an Exploration and Operating Agreement (the “1976 Agreement”) granting Bunker Hill the exclusive right to conduct exploration, development and mining operations on the Company’s mineral holdings.

In 1982, Bunker Hill transferred its controlling interest in the Company to Bunker Limited Partnership, who subsequently transferred the operating control of the 1976 Agreement to Pintlar Corp., a subsidiary of Gulf Resources & Chemical, the parent company of Bunker Hill. In 1990, Pintlar Corp. transferred operating control of the 1976 Agreement to Resource Finance Inc., the U.S. subsidiary of RFC Resource Finance Corporation, Toronto, Ontario, Canada. In 1996, Cominco American Incorporated acquired operating control of the 1976 Agreement.

In October of 1996, then-current management and majority shareholders of the Company commenced a structured reorganization whereby the Company organized Metaline Contact Mines LLC, a Delaware Limited Liability Company (“MCMLLC”), and assigned to MCMLLC all of the surface rights to its private real property and timber thereon in exchange for a 99% equity membership interest in MCMLLC. The Company became the Managing Member of MCMLLC.

As a part of its reorganization, the Company retained ownership of all sub-surface mineral rights to the assigned real property, and ownership of its unpatented mining claims and attached mineral rights. The Company then offered its shareholders the opportunity to exchange their shares of common stock in the Company for proportionate non-managing equity membership interests in MCMLLC. A total of 19 shareholders accepted the exchange offer resulting in MCMLLC owning 11,686,643 shares of common stock in the Company, representing 93% of the outstanding shares of the Company at the time of the reorganization.

On September 1, 1997, the Company negotiated a new Mining Lease With Purchase Option with Cominco American Incorporated (the “New Cominco Lease”) on the Company’s mineral rights, which New Cominco Lease superseded the 1976 Agreement in its entirety.

On June 1, 1998, Nor-Pac Limited Company, an Idaho Limited Liability Company (“Nor-Pac”), acquired the 93% non-managing equity membership interests in MCMLLC, and became the indirect controlling shareholder of the Company through its majority ownership of MCMLLC. Simultaneous therewith, the Company’s Board of Directors resigned, Nor-Pac filled the vacant Board with its slate of Directors. MCMLLC subsequently sold the assigned real property and timber to an independent third party.

On February 1, 2004, the Company acquired the Mining Lease and Agreement, and an Exploration Agreement With Option to Lease with New Jersey Mining Company, on the Golden Chest Mine, from Paymaster Resources Incorporated.

Any Bankruptcy, Receivership or Similar Proceedings

There have been no bankruptcy, receivership or similar proceedings.

Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of s Significant Amount of Assets Not in the Ordinary Course of Business.

The Company reacquired 748,065 of its shares, representing approximately 5.1% of its outstanding stock, effective November 1, 2004. The shares were obtained through a distribution made to the Company by MCMLLC. The Company owns a 7% equity membership interest in the MCMLLC. The reacquired shares were returned to the treasury and became authorized, but unissued, shares.

BUSINESS OF THE COMPANY

General Description of the Business

The Company owns and acquires mineral rights and properties, and leases them to other companies in exchange for royalty interests. Royalty interests are passive (non-operating) interests that provide the Company the right to receive revenue and other consideration from a particular project. The Company expects the majority of its revenues will continue to be derived from royalty interests. Historically, the Company does not conduct development or mining operations.

The Company’s current interests are: (1) a 3% Net Smelter Return (“NSR”) royalty on its Pend Oreille/Metaline Zinc Mines under lease to Teck Cominco American Incorporated; and (2) a sliding-scale NSR royalty, and other consideration, on its Golden Chest Mine, leased from J.W. Beasley Interests LLC, and operated by New Jersey Mining Company under an exploration and option agreement.

Number of Total Employees and Number of Full Time Employees

The Company has no employees.

Reports To Security Holders

The Company does not deliver an annual report to shareholders, but will provide shareholders with a copy of this Form 10-KSB upon request.

On July 14, 2000, the Company filed a Form 10-SB with the Securities and Exchange Commission (“SEC”), which became effective on September 14, 2000. The Company has filed the required annual Form 10-KSB reports, quarterly 10-QSB reports, and a Form 8-K report since that time.

The public may read and copy all materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that will contain reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.

The Company maintains a website where other information can be found. A link to the Company’s filings with the SEC is provided on the Company’s website at www.metalinecontactmines.com.

Item 2. DESCRIPTION OF PROPERTIES

PEND OREILLE/METALINE ZINC MINES

The Company owns mineral rights and properties in the Metaline District, Pend Oreille County, State of Washington, as follows: the mineral rights attached to 5,798 acres of fee simple property; the mineral rights attached to 487 acres of patented mining claims, and 1,925 acres of unpatented mining claims. The unpatented claims are on federal land administrated by the U.S. Bureau of Land Management. The Company has the right to use of the surface of the fee simple property and patented mining claims for exploration purposes, and the surface of the unpatented mining claims for exploration and, if warranted, development and mining purposes.

The Company refers to these mineral rights and properties collectively as the “Pend Oreille/Metaline Zinc Mines”.

History

Established in 1906, the Metaline District is a significant past-producer of zinc and lead, having produced about 17.5 million tonnes of ore grading 2.52% zinc and 1.14% lead from the Metaline Formation. The Pend Oreille Mine was the major producer in the Metaline District, having yielded 14.8 million tonnes containing 2.3% zinc and 1.1% lead.

The zinc-lead mineralization of the Metaline Formation occurs primarily in two horizons – the Josephine Horizon, and the deeper higher-grade Yellowhead Horizon. The Josephine Horizon hosted most of the historic mining activity in the district. A recently identified third horizon, the Yellowhead #2, positioned 500–600 feet below the main Yellowhead Horizon, has now been recognized for its economic potential

Teck Cominco American acquired the Pend Oreille Mine in 1996, and negotiated a new long-term lease agreement on the Company’s mineral rights and properties, effective September 1997.

In January of 2004, Teck Cominco American commenced the commercial production of zinc-lead ores and concentrates from its 100% owned Pend Oreille Mine. Announced reserves in the Pend Oreille Mine are 5,727,000 tonnes, grading 7.7% zinc and 1.4% lead. Planned production is 2,000 tonnes per day, yielding 83,000 tonnes of zinc and 15,000 tonnes of lead concentrates per year. The zinc-lead concentrates are being shipped approximately 50-miles north to Teck Cominco’s facilities in Trail, British Columbia, one of the largest fully-integrated zinc and lead smelting and refining complexes in the world.

In 2000, additional “inferred resources”, grading 7.0% zinc and 1.4% lead, were discovered in the Washington Rock area, a portion of which are mineral rights owned by the Company. Washington Rock is located approximately 1-mile south of the Pend Oreille Mine. These additional resources increased the resource base allowing Teck Cominco American to make a positive production decision on the project.

The inferred resources identified in the Washington Rock area are located within Yellowhead and Yellowhead #2 Horizons.

New Cominco Lease

Teck Cominco American leases the Company’s mineral rights and properties, and has been exploring for zinc and lead ores from time-to-time thereon. The term of the lease is for 20 years, with an option for an additional 20-year period, and so long thereafter as there is commercial production from the Company’s mineral rights. Under the terms of the lease, the Company receives an advance royalty of $3,000.00 per quarter for the first 5 years, $4,000.00 per quarter for the next 5 years, and $5,500.00 per quarter thereafter. The lease also provides a 3% Net Smelter Returns production royalty upon the commencement of commercial production. During the first 3 years of production the royalty is fixed at $150,000.00 per year. As of December 31, 2005, the Company has received $105,606 in advanced royalty payments from Teck Cominco American.

Under the terms of the lease, the Company is not responsible for or subject to any existing or probable governmental approvals or regulations with regard to it’s mineral rights. In the event, however, Teck Cominco is successful in placing the Company’s mineral rights into commercial production, federal, state and local governmental permits may be required in which case obtaining any such permits is the responsibility of Teck Cominco.

Additionally, under the lease, Teck Cominco is responsible for maintaining the Company’s unpatented mining claims. To maintain an unpatented mining claim, the claimant must pay a $125 maintenance fee and incur $100 in assessment expenditures annually per claim. In the event Teck Cominco failed to maintain the Company’s unpatented mining claims, the Company would be required to pay the annual maintenance fee and incur assessment expenditures in order to maintain the claims in good standing. Any such failure by Teck Cominco could a significant financial obligation of the Company.

Environmental Issues

In 1995, McCulley Frick & Gilman Inc. (“MF&G”), an environmental consulting and engineering services firm with offices in Wallace, Idaho, conducted a Phase I Environmental Site Assessment (the “ESA”) of the Company’s private landholdings. In December of 1997, the Company obtained a down-date to the ESA, also authored by MF&G. Both assessments affirmed that previous mining exploration activities conducted on the properties left no “hazardous substances” or “facilities”, as defined in the Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and pose no threat to human health, natural resources, or the environment from the standpoint of releases of any potentially hazardous substances to soil, groundwater, surface water or air. It is therefore management’s opinion that the Company would have minimal liability if named as a Potentially Responsible Party (“PRP”) under CERCLA from any past mining-oriented activities. No hazardous substances or facilities will be used or constructed on the Company’s mineral holdings. Nevertheless, the Company is listed in the chain-of-title of the properties and could be named as a PRP in the future. It is management’s opinion, however, that any such liability from being named a PRP would be minimal, and defendable under 42 U.S.C. § 9607(b)(3).

GOLDEN CHEST MINE

On January 10, 2004, the Company entered into an Agreement with Paymaster Resources Incorporated (hereinafter “Paymaster”) to acquire Paymaster’s mineral lease on the Golden Chest Mine, near Murray, Idaho (the “Golden Chest Lease”), and Paymaster’s exploration agreement with New Jersey Mining Company (the “New Jersey Exploration Agreement”). The Paymaster shareholders approved the Agreement at a special meeting on February 23, 2004. The Company issued Paymaster 466,954 shares of its authorized, but unissued common stock. In the event the properties subject to the Golden Chest Lease commence commercial production during the tenure of the New Jersey Exploration Agreement, or any lease as a result thereof, the Company will pay Paymaster an additional 1,000,000 shares of it’s authorized, but unissued, common stock. Paymaster is considered a related party due to common directors.

History

The Golden Chest Mine is the largest lode producer of gold in the Murray district producing approximately 65,000 ounces of gold from narrow high-grade veins. Gold production from the Murray district is estimated at 300,000 ounces, including 200,000 ounces from placers, predominately in the late 1800’s. The Company leases the Golden Chest Mine from J.W. Beasley Interests LLC.

In the late 1980’s, Newmont Exploration Limited spent over $545,000 on an exploration program at the Golden Chest Mine, which consisted of soil and rock sampling, surface and underground mapping, and 11,133 feet of drilling. Newmont’s work identified a potential open pit with an inferred geologic resource of 230,000 ounces of gold, and the possible faulted off-set of the Katie-Dora Vein, the principle producer of gold from the Golden Chest Mine.

Golden Chest Lease

The Company has a Mining Lease and Agreement (the “Golden Chest Lease”), on the Golden Chest Mine. The Golden Chest Lease continues until July 1, 2018, with options thereafter so long as there is commercial production. The Company has no advance royalty payments, work requirements, or other holding costs with regard to the lease, and is to pay the underlying owner an “in kind” royalty of 50% of the consideration it receives from New Jersey Mining Company.

New Jersey Exploration Agreement

The New Jersey Exploration Agreement, dated September 5, 2003, calls for a 2-1/2 year exploration period during which New Jersey Mining issues the Company 10,000 shares of its common stock each six-month period. If New Jersey Mining executes the option to lease it will pay the Company 100,000 shares of its common stock, and a sliding scale net smelter return royalty, which increases with the price of gold. The royalty is 3% up to a gold price of $400/oz and then increases to a maximum of 6%. New Jersey Mining will also issue the Company 50,000 additional shares for each 10,000 ounces of gold produced from the Golden Chest Mine. As of December 31, 2004, the Company has received 20,000 shares of New Jersey Mining stock.

2004 Work Program

During 2004, New Jersey Mining drove a 550 foot ramp that intercepted the Katie-Dora Vein, and mined approximately 1,200 tonnes of development ore from the vein, at a cost of approximately $340,000. A limited deep drilling program was also conducted at the Idaho Vein that intercepted 17.6 meters assaying 4.83 grams per ton gold, including 5.9 meters assaying 10.13 grams per ton gold. A new haul road was constructed, 3-phase power installed to the ramp portal, and construction commenced on a new shop building with dry.

Subsequent Events

On December 17, 2004, New Jersey Mining Company notified the Company of its intentions to exercise its lease option on the Golden Chest Mine. On January 3, 2005, the Company and New Jersey Mining executed the lease agreement mentioned above. The Company received 100,000 shares of New Jersey Mining stock.

Milling of the development ore mined from the Katie-Dora Vein during the 2004 ramp project has been completed at New Jersey Mining’s mill in Kellogg, Idaho, and the gold concentrates have been shipped to Barrick Goldstrike Mines Inc. near Carlin, Nevada, for sale under a recently executed purchase order. Settlement from the sale is expected in the 2nd quarter, 2005. The Company will receive a 5% NSR royalty from the sale.

Item 3. LEGAL PROCEEDINGS

The Company is not currently involved in any legal proceedings and is not aware of any pending or potential legal actions.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders for the year ending December 31, 2004.

PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Company’s common stock trades on NASD’s OTCBB under the symbol “MTLI”. The shares were listed for trading in the third quarter of 2000. The range of high-low bid-ask information for the last eight quarters is as follows:

	High	Low
1st Quarter, 2003	$0.45	$0.15
2nd Quarter, 2003	$0.45	$0.15
3rd Quarter, 2003	$0.45	$0.15
4th Quarter, 2003	$0.45	$0.15

1st Quarter, 2004	$0.15	$0.10
2nd Quarter, 2004	$0.15	$0.10
3rd Quarter, 2004	$0.25	$0.10
4th Quarter, 2004	$0.15	$0.10

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.

Management approved the reservation of 2,000,000 shares of the Company’s common stock for options pursuant to the 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan was approved at a Special Meeting of Shareholders on November 15, 1999. Immediately thereafter, the Company issued options to its three directors and two independent consultants, totaling 1,250,000 shares. The independent consultants are Gene George of Spokane, Washington, and Nelson Robert Howard of Lewiston, Idaho. On July 23, 2004, the Company issued two newly appointed directors 250,000 share options each.

Shareholders

There are approximately 293 shareholders of the Company’s common stock at the date hereof.

Dividend Policy

The Company has never paid a dividend, and there are no plans to pay dividends in the foreseeable future.

Transfer Agent

The Company’s transfer agent is Columbia Stock Transfer Company, 410 Sherman Avenue, Suite 207, Coeur d’Alene, Idaho 83814.

Recent Sales of Unregistered Securities

On March 4, 2004, the Company issued 466,954 shares of its authorized, but unissued, common stock to Paymaster as consideration for the purchase of the Golden Chest Lease and New Jersey Exploration Agreement. The stock was issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company had revenues from operations of $25,720 in 2004, versus $15,520 in 2003. The increase of $10,200 was due to royalties paid to the Company by New Jersey Mining Company under the New Jersey Exploration Agreement on the Company’s Golden Chest Mine. The advance royalties the Company received from Teck Cominco American under the New Cominco Lease remained constant at $15,520 in both 2003 and 2004.

The Company experienced a significant increase in its operating loss to $76,949 in 2004 from $23,810 in 2003. The increase in operating loss of $53,139 was due to director’s fees, property expenses, and increased general and administrative expenses.

The director’s fees increased by $25,800, to $30,000 in 2004 from $4,200 in 2003. The increase was attributable to the granting of stock options to two new directors. The property expense is attributable to the expensing of $37,765 in the acquisition costs of the Golden Chest Lease as there were no professional reports evidencing proven or probable reserves.

Management and consulting fees decreased to nil in 2004 from $5,500 in 2003, due to the termination of the management and consulting agreement with Nor-Pac. Professional fees, consisting of legal and accounting, decreased $110 to $15,609 in 2004 from $15,719 in 2003, due to a slight decrease in accounting expenses. Administrative expenses increased $5,385 in 2004 to $19,296 from $13,911 in 2003. Transfer agent fees increased $1,319 to $2,689 in 2004 versus $1,370 in 2003 due to termination fees charged by the Company’s former transfer agent. Rent was $5,100 in 2004 versus nil in 2003. The rent increase of $5,100 was due to royalties paid to the underlying property owner of the Golden Chest Mine. Travel increased by $1,112 in 2004 versus nil in 2003. The increase of $1,112 was for travel to the Golden Chest Mine in 2004 to inspect exploration and development work being conducted by New Jersey Mining. Office Services expenses decreased by $4,850 to nil in 2004 from $4,850 in 2003 due to the termination of the Office Services Agreement. Advertising and promotion expense in 2004 was $1,460 versus nil in 2003. The increase of $1,460 was due to issuance of news releases on the progress of the Company’s projects.

The Company’s other income increased by $924 in 2004 to $7,781 from $6,857 in 2003. The increase was predominantly caused by the increase in dividend income earned on the Company’s money market account due to higher interest rates, and a decrease in loss from its investment in Metaline Contact Mines LLC, from $1,174 in 2003 to $393 in 2004.

Financial Condition

The Company believes it can satisfy its cash requirements for the next two (2) years. Current level of operations includes compliance with the New Cominco Lease, the Golden Chest Lease, the New Jersey Exploration Agreement and Lease, and the reporting requirements of the SEC. Thereafter, the Company may require additional capital for future operating costs and working capital. Such additional capital could be obtained from either increased revenues from operations (in the event the Company’s mineral holdings or properties were placed into commercial production), or from the sale of shares of the Company’s authorized, but unissued, common stock.

Production decisions on the Company’s mineral rights and properties are under the sole discretion and control of third parties, namely Teck Cominco American and New Jersey Mining. And, there are no assurances that the Company would be able to sell shares of its authorized, but unissued, common stock on acceptable terms.

New Jersey Mining has, however, announced that in the 2nd quarter 2005, they will commence a 50-tonne per day commercial mining operation at the Company’s Golden Chest Mine, from which the Company will receive a NSR production royalty. In addition, the Company will receive a 5% NSR production royalty on approximately 1,200 tonnes of development ore mined in 2004 by New Jersey Mining. These production royalties should have a positive impact on the Company’s future operating revenues, however, the exact amount of any increase cannot be determined until such time as the royalties are received from New Jersey Mining.

Liquidity and Capital Resources

Historically, the Company has funded its capital requirements from revenues from operations, and dividends and interest earned on its cash accounts. As of December 31, 2004, the Company’s cash position was $90,652 as compared to $105,687 on December 31, 2003. The Company has no debt, and does not expect to incur any debt in the immediate future. The Company’s most significant cash requirement is its SEC reporting requirements.

Item 7.  FINANCIAL STATEMENTS

METALINE CONTACT MINES

FINANCIAL STATEMENTS
December 31, 2004

Williams & Webster, P.S.
Certified Public Accountants
Bank of America Financial Center
601 W. Riverside, Suite 1940
Spokane, WA 99201

METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Metaline Contact Mines as of December 31, 2004 and 2003, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Contact Mines as of December 31, 2004 and 2003, and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington

March 22, 2005

METALINE CONTACT MINES
BALANCE SHEETS

	December 31,	December 31,
	2004	2003
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$90,652	$105,687

Total Current Assets	90,652	105,687

OTHER ASSETS
Related party receivable	109,413	109,413
Accrued interest - related party receivable	30,637	22,978
Investments	5,100	33,935
Website, net of amortization	917	—
Prepaid expenses	350	—

Total Other Assets	146,417	166,326

TOTAL ASSETS	$237,069	$272,013

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Unearned royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 13,783,189 and 14,064,300 issued and outstanding, respectively	726,570	703,222
Additional paid-in capital	283,040	302,165
Stock options	47,907	17,907
Accumulated deficit	(824,328)	(755,161)

Total Stockholders’ Equity	233,189	268,133

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$237,069	$272,013

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Year Ended
	December 31,	December 31,
	2004	2003
REVENUES
Royalty income	$25,720	$15,520

GENERAL AND ADMINISTRATIVE EXPENSES
Consulting and management fees	—	5,500
Directors’ fees	30,000	4,200
Property expense	37,765	—
Professional fees	15,609	15,719
Administrative expenses	19,296	13,911

TOTAL EXPENSES	102,669	39,330

OPERATING LOSS	(76,949)	(23,810)

OTHER INCOME (EXPENSE)
Dividend income	516	372
Interest income	7,658	7,659
Loss from investment in LLC	(393)	(1,174)

TOTAL OTHER INCOME (EXPENSE)	7,781	6,857

LOSS BEFORE TAXES	(69,168)	(16,953)

INCOME TAX EXPENSE	—	—

NET LOSS	$(69,168)	$(16,953)

NET LOSS PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	14,395,862	14,064,300

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Options	Deficit	Equity
Balance, December 31, 2002	14,064,300	$703,222	$302,165	$17,907	$(738,209)	$285,085

Net loss for the year ended December 31, 2003	—	—	—	—	(16,953)	(16,953)

Balance, December 31, 2003	14,064,300	703,222	302,165	17,907	(755,161)	268,133

Common stock issued at $0.08 per share for property expense	466,954	23,348	14,417	—	—	37,765

Stock options issued for directors’ fees	—	—	—	30,000	—	30,000

Reacquisition of common stock	(748,065)	—	(33,542)	—	—	(33,542)

Net loss for the year ended December 31, 2004	—	—	—	—	(69,168)	(69,168)

Balance, December 31, 2004	13,783,189	$726,570	$283,040	$47,907	$(824,328)	$233,189

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,	December 31,
	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(69,168)	$(16,953)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Amortization expense	83	—
Loss in LLC investment	393	1,174
Rent expense paid with NJMC stock	5,100	—
Royalty income received in NJMC stock	(10,200)	—
Common stock issued in payment of expenses	37,765	—
Stock options issued for directors’ fees	30,000	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(7,658)	(7,658)
Increase in prepaid expenses	(350)	—

Net cash provided (used) by operating activities	(14,035)	(23,437)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:
Cash advance to related party	—	18,000
Website	(1,000)	—

Net cash provided (used) by financing activities	(1,000)	18,000

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	—

Net increase (decrease) in cash and cash equivalents	(15,035)	(5,437)

Cash at beginning of period	105,687	111,124

Cash at end of period	$90,652	$105,687

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued in payment of expenses	$37,765	$—
Stock options issued for directors’ fees	$30,000	$—
Reacquisition of common stock	$33,542	$—
Rent expense paid with NJMC stock	$5,100	$—
Royalty income received in NJMC stock	$10,200	$—
Investment in NJMC under exploration agreement	$5,100	$—

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

The Company’s fiscal year-end is December 31.

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

Basic and Diluted Net Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time that they were outstanding. Outstanding options have been excluded from the calculation of diluted loss per share as they would be antidilutive; accordingly, basic and diluted net loss per share are the same.

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

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Risk
The Company maintains its cash in primarily one money market account, the funds of which are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $89,850 and $105,215 at December 31, 2004 and December 31, 2003, respectively. Additionally, as of December 31, 2004, the Company’s sole source of revenues is royalty income received under mineral property lease agreements with Teck Cominco American, Inc. and New Jersey Mining Company. See Note 6.

Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (hereinafter “SFAS No. 133”) as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB No. 133”, and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. These statements establish accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the consolidated balance sheet and measure those instruments at fair value.

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

During the years ended December 31, 2004 and 2003, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.

Fair Value of Financial Instruments The carrying amounts for cash, receivables, investments, accounts payable and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2004.

Investments
The Company has two investments. It accounts for its investment in Metaline Contact Mines, LLC using the equity method of accounting. See Note 3. The Company accounts for its investment in New Jersey Mining Company using the cost method of accounting. See Note 4.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153 (hereinafter “SFAS No. 153”). This statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this statement will not impact the financial statements of the Company.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 152, which amends SFAS Statement No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions.” This statement also amends SFAS No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects,” to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects, does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and re-handling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)
In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (hereinafter “SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact the financial position or results of operations of the Company.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (hereinafter “SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not impact the financial position or results of operations of the Company.

Revenue Recognition Policy
The Company recognizes revenue when there is a mutually executed contract, the contract price is fixed and determinable, delivery of the product or service has occurred, and collectibility of the contract price is considered probable.

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
DECEMBER 31, 2004

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

In the year ended December 31, 2004, the Company recorded a loss on its investment in The LLC of $393. In November of 2004, the Company wrote down its recorded membership interest in The LLC in consideration of the reacquisition of 748,065 shares of its common stock. As a result of this transaction, the Company’s investment in the LLC was reduced to $0 and The LLC capital account had a negative balance at December 31, 2004. See Note 9.

NOTE 4 – MINERAL PROPERTIES

In 1996, Metaline transferred timber and real property surface rights to The LLC but retained underground mineral rights to the transferred real property and its mining claims, located in Pend Oreille County in Washington State. The timber and real property surface rights were deemed by management to have a value equal to their recorded cost and this cost was transferred to The LLC. The related mineral rights are carried at no cost on Metaline’s books.

In 1997, Metaline and The LLC jointly leased certain Pend Oreille County real estate and all related mineral rights to a major mining company. See Note 6.

In January 2004, the Company issued 466,954 shares of its common stock to Paymaster Resources Incorporated (hereinafter “Paymaster”), a related party (due to common officers and directors), in order to acquire Paymaster’s interest in the Golden Chest Mines minerals lease to patented mining claims in Shoshone County, Idaho. In this transaction, the Company also acquired Paymaster’s interest in an exploration agreement with New Jersey Mining Company which relates to the aforementioned mining claims. Because there are no professional studies evidencing proven and probable reserves, the Company recorded $37,765 of property expenses in connection with this agreement. See Notes 6 and 8.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 4 – MINERAL PROPERTIES (continued)

In both June and December of 2004, the Company received 10,000 shares of New Jersey Mining Company (hereinafter “NJMC”) common stock in accordance with the terms of the aforementioned exploration agreement. The agreement requires NJMC to pay Metaline 10,000 shares of its common stock every six months for the remaining one-year term. In the year ended December 31, 2004, the Company recorded royalty income of $10,200 at the fair market value of the NJMC common stock received. The agreement also requires the owner of the claims to receive one-half of the royalty payments in the form of rent. Accordingly, $5,100 was recorded as rent expense in 2004 and the remaining $5,100 has been recorded as an investment at year-end. See Notes 6 and 10.

NOTE 5 – RELATED PARTY TRANSACTIONS

In March 2002, the Company advanced $18,000 on a short-term, non-interest bearing, unsecured basis to Murrayville Land Company, LLC, an affiliated company, to facilitate a real estate purchase. This receivable was repaid in May 2003.

During 1998, The LLC sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustments of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858. See Note 3. The Company recorded a non-current, related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, this asset together with accrued interest at the rate of 7 percent per annum is recorded as a non-current asset at December 31, 2004 and December 31, 2003.

Over the years, Metaline has executed agreements with Nor-Pac Limited Company (hereinafter “Nor-Pac”), an affiliated company, for Nor-Pac to provide Metaline with management and consulting services. Effective January 1, 2003, the management fee paid to Nor-Pac was $500 per month. As of January 1, 2004, the management and consulting services agreement with Nor-Pac has been terminated. For additional information on related parties, see Notes 3, 4, 6, and 8.

In November of 2004, The LLC assigned its rights, title and interest in the Company’s aforementioned related party receivable of $109,413 and accrued interest to Nor-Pac.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 6 – MINING LEASES AND RELATED AGREEMENTS

Pend Oreille/Metaline Zinc Mines
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

From the inception of the lease through December 31, 2004, the Company has received $105,606 in payments from Cominco and Teck.

Golden Chest Mine
In January of 2004, the Company acquired from Paymaster a mining lease and agreement, as amended (the “Golden Chest Lease”), on the Golden Chest Mine, Shoshone County, Idaho. The Golden Chest Lease commenced on June 1, 1999, and continues until July 1, 2018, with options thereafter so long as there is commercial production. The Company has no advance royalty payments, work requirements, or other holding costs with regard to the lease, and is to pay the underlying property owner an “in kind” royalty of 50% of the consideration it receives from New Jersey Mining Company (hereinafter “NJMC”).

An exploration agreement with NJMC, dated September 5, 2003, calls for a 2 1/2 year exploration period during which NJMC issues the Company 10,000 shares of its common stock each six-month period. If NJMC executes the option to lease, it will pay the Company 100,000 shares of its common stock and a sliding-scale net smelter return royalty, which increases with the price of gold. Under the exploration agreement, NJMC will also issue additional shares to the Company for each 10,000 ounces of gold produced at the Golden Chest Mine.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 7 – INCOME TAXES

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

At December 31, 2004 and December 31, 2003, the Company had a net deferred tax asset of approximately $226,000 and $212,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% tax rate. This resulted in an increase to the net deferred tax asset of approximately $14,000 for the year ended

December 31, 2004. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At December 31, 2004, the Company has a net operating loss carryforward of approximately $664,000, which will fully expire in the year 2024.

NOTE 8 – COMMON STOCK

During the year ended December 31, 2004, the Company issued 466,954 shares of its common stock at $0.08 per share for acquisition of mining claims (see Note 4). Additionally, the Company reacquired 748,065 shares of its common stock through a distribution made to the Company by Metaline Contact Mines LLC. The Company owns a 7% interest in the LLC (see Note 3). At December 31, 2004, the reacquired shares are considered authorized and unissued.

During the year ended December 31, 2003, the Company did not engage in common stock transactions.

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
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS (continued)

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

Summarized information about stock options outstanding and exercisable at December 31, 2004 is as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$ 0.06	500,000	4.87	$0.06	500,000	$0.06
0.125	1,000,000	4.87	0.125	1,000,000	0.125
0.15	250,000	4.87	0.15	250,000	0.15

$0.06-0.15	1,750,000	4.87	$0.11	1,750,000	$0.11

During the year ended December 31, 2004, the Company granted 500,000 options for directors’ fees. No options were granted during 2003. The fair value of the options granted during 2004 was estimated at $0.06 using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 3.9%, volatility is 33%, and the expected life of the options is five years. Accordingly, $30,000 of option expense was recorded in the Company’s financial statements as directors’ fees. In accordance with Financial Accounting Standard No. 123 paragraph 115, this expense was deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2004

NOTE 9 – STOCK OPTIONS (continued)

Following is a summary of the Company’s stock option activity during the years ended December 31, 2003 and 2004, respectively:

		Weighted
		Average
	Number of	Exercise
	Shares	Price
Outstanding, January 1, 2003	1,250,000	$0.13
Granted	—	—
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2003	1,250,000	$0.13

Exercisable, December 31, 2003	1,250,000	$0.13

Outstanding, January 1, 2004	1,250,000	$0.13
Granted	500,000	0.08
Exercised	—	—
Forfeited	—	—
Expired	—	—

Outstanding, December 31, 2004	1,750,000	$0.11

Exercisable, December 31, 2004	1,750,000	$0.11

NOTE 10 – SUBSEQUENT EVENTS

In January of 2005, the Company executed a mining lease with New Jersey Mining Company on the Company’s Golden Chest Mine. See Note 6. The Company received 100,000 shares of New Jersey Mining Company stock with a fair market value of $41,000. The terms of the lease require the owner of the real property (mine) to receive one-half of the royalty payments in the form of rent. Accordingly, during the first quarter of fiscal year 2005, $20,500 will be recorded as rent expense and the remaining $20,500 recorded as an investment.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Company’s accountants and auditors on accounting and financial disclosure during the Company’s two most recent fiscal years.

Item 8A. CONTROLS AND PROCEDURES

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors are elected by shareholders at each annual shareholders meeting to hold office until the next meeting of shareholders or until their respective successors are elected and qualified.

Richard L. Howell, age 70, is the President, Chief Executive Officer, and a Director of the Company. From 1978 to 1995, Mr. Howell was the Personal Representative of the Estate of Nelson R. Howard and Trustee of the Testamentary Trust created under the Will of Nelson R. Howard. From 1995 to June 1, 2000, Mr. Howell was the Manager of Golconda Limited Company, the successor to the Nelson Howard Trust. Mr. Howell serves as an officer, director, and/or governor of a number of privately-owned land, timber, and junior resource companies.

John W. Beasley, age 59, is the Secretary, Treasurer, and a Director of the Company. He holds a Bachelor of Science degree in Agricultural Economics from the University of California at Berkeley. From 1967 to 1975, Mr. Beasley was a professional athlete in the National Football League. From 1976 to 1982, he held numerous management positions with the Gulf Consolidated Services organization, including Vice President - Eastern Hemisphere in London, England. From 1992 to the present, Mr. Beasley has been President and Manager of J.W. Beasley Interests LLC. Mr. Beasley serves as an officer, director and/or governor of a number of privately-owned of land, timber, and junior resource companies.

Ed Pommerening, age 57, is a Director of the Company. He holds a Bachelor of Science degree in Forestry from the University of Idaho. From 1974 to 1982, Mr. Pommerening was the Forester for The Bunker Hill Company, and from 1982 to 1991 for the Bunker Limited Partnership. From 1991 through 1993, Mr. Pommerening was the Forester for Pintlar Corp. From 1993 to the present, Mr. Pommerening has been the President and Manager of Riverview Timber Services LLC. Mr. Pommerening serves as an officer, director and/or governor for several privately-owned timber and junior resource companies.

Jack W. Kendrick, age 61, is a Director of the Company. He was the President and a Director of the Company from 1980 – 1998. Mr. Kendrick holds a Bachelor of Science degree in Accounting from the University of Montana. From 1977 to 1979, Mr. Kendrick was the Chief Financial Officer, and from 1979 to 1982, the Chief Executive Officer of the Bunker Hill Company. From 1982 to the present, Mr. Kendrick is the President and Chief Executive Officer of BHP Properties Inc., the General Partner of Bunker Limited Partnership.

David O. Baldwin, age 50, is a Director of the Company. He holds a Bachelor of Science degree in Geology from the University of Montana, and a Master’s degree in Hydrogeology from Montana Tech of the University of Montana. Mr. Baldwin is a former exploration geologist for Cominco American Incorporated, predecessor to Teck Cominco American Incorporated. From 2000 to the present, Mr. Baldwin has been a Principal and Senior Hydrologist for Water-Right Solutions Inc.

Family Relationships

There are no family relationships among the Officers and Directors of the Company.

Legal Proceedings

No Director or Officer has been involved in any legal action involving the Company for the past five years; is subject to a pending criminal proceeding; been, or is subject to any order, judgment, or decree of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or limiting their involvement in any type of business, securities or banking activities. None of the Officers and Directors of the Company have violated any federal or state securities laws, or found by any court or the Securities and Exchange Commission to have violated any such laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of the requirements of Forms 3 and 4 and amendments thereto, and Form 5 and amendments with respect to the most recent fiscal year, no person who at any time during the fiscal year was a director, officer, or beneficial owner of more than ten percent (10%) of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Company because of the requirements of Section 30 of the Investment Company Act or Section 17 of the Public Utility Holding Company Act (A reporting person) filed on a timely basis reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior years. These persons include: Richard L. Howell (Form 3, one report, 0 transactions); John W. Beasley (Form 3, one report, 0 transactions); Ed Pommerening (Form 3, one report, 0 transactions); Jack W. Kendrick (Form 3, one report, 0 transactions); David O. Baldwin (Form 3, one report, 0 transactions); Nelson Robert Howard (Form 3, one report, 0 transactions); and Gene George (Form 3, one report, 0 transactions).

Board Committee

At a Board of Directors meeting on July 23, 2004, the Directors approved an audit committee comprised of Jack W. Kendrick and David O. Baldwin. Each member of the audit committee is deemed to be an independent director as that term is defined in Rule 4200(a)(14) of the NASD’s listing standards. Mr. Kendrick is considered to be an “audit committee financial expert” as the term is defined under applicable SEC rules.

Item 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

Name				Other	Restricted	Securities
and				Annual	Stock	Underlying	LTIP	All Other
Principal		Salary	Bonus	Comp	Awards	Options	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Richard Howell, President and Director	2002 2003 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 1,400 0

John Beasley, Secretary and Director	2002 2003 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 1,400 0

Ed Pommerening Director	2002 2003 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 1,400

Jack Kendrick	2004	0	0	0	0	250,000	0	0

David Baldwin	2004	0	0	0	0	250,000	0	0

Option Grants Last Fiscal Year

(a)	(b)	(c)	(d)	(e)
	Number of Securities	% of Total Options	Exercise or
	Underlying Options	Granted to Employees in Fiscal	Base Price	Expiration
Name	Granted	Year	($/S)	Date

Jack Kendrick	250,000	50%	$.06	11-16-09

David Baldwin	250,000	50%	$.06	11-16-09

Note:	The Exercise Price, as specified in column “d” above is subject to adjustment. In the event the Company issues or sells any common stock for a per share consideration of less than the Exercise Price stated in column “d” above, the Exercise Price shall be reduced to the price (calculated to the nearest cent) determined by multiplying the Exercise Price in effect immediately prior to the time of such issue or sale by a fraction (i) the numerator of which shall be the sum of (x) the aggregate number of common shares outstanding immediately prior to such issue or sale plus (y) the consideration received by the Company upon such issue or sale, and (ii) the denominator of which shall be the product of (x) the aggregate number of common shares outstanding immediately after the issue or sale, multiplied by (y) the market price of the common shares immediately prior to such issue or sale.

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

Aggregated Option Exercises and Fiscal Year-End Option Value Table

There were no options exercised during the most recent fiscal year.

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

	(2)	(3)
	Name and	Amount and		(5)
	Address of	Nature of		Amount and (Percent)
(1)	Beneficial	Beneficial	(4)	of Class if All Warrants
Title of Class	Owner	Owner	Percent of Class	are Exercised

Common	Nor-Pac Limited Company P.O. Box 387 Murray, ID 83874 (1)	11,968,578 Direct Owner	86.8%	11,968,578	(77.1%)

Common	Richard L. Howell 1 509 Hemlock Lewiston, ID 83501	2,992,145 Indirect Owner	21.7%	3,242,145	(20.9%)

Common	Ed Pommerening P.O. Box 369 Pinehurst, ID 83850	2,992,145 Indirect Owner	21.7%	3,242,145	(20.9%)

Common	John W. Beasley P.O. Box 387 Murray, ID 83874	1,496,072 Indirect Owner	10.9%	1,746,072	(11.2%)

Common	Jack W. Kendrick 3910 E. 48th Ave. Spokane, WA 99223	0	0	250,000	(1.6%)

Common	David O. Baldwin 81 Thunder Ridge Clancy, MT 59634	0	0	250,0	(1.6%)

Common	Directors and Executive Officers as a group	7,483,362 Indirect Owners	54.3%	8,730,363	(56.2%)

Note 1:	Richard L. Howell is the Trustee of the R.L. and M.D. Howell Trust, owner of a 25% equity membership interest in Nor-Pac; Ed Pommerening is the owner of a 25% equity membership interest in Nor-Pac; and John W. Beasley is the Manager of J.W. Beasley Interests LLC, a member (as to 50%) of G.G.J.B. & K.G.P.B. Holdings Limited Company (hereinafter “GGJB”). GGJB is the owner of a 25% equity membership interest in Nor-Pac. By virtue of those entities’ interests in Nor-Pac, Messrs. Howell, Beasley and Pommerening are considered as being “indirect” owners of the above shares. There are no arrangements, written or oral, which may result in a change in control of the Company.

Item 12. CERTAIN RELATIONSHOPS AND RELATED TRANSACTIONS

On January 10, 2004, the Company entered into an Agreement with Paymaster Resources Incorporated (hereinafter “Paymaster”) to acquire Paymaster’s mineral lease on the Golden Chest Mine, near Murray, Idaho (the “Golden Chest Lease”), and Paymaster’s exploration agreement with New Jersey Mining Company (the “New Jersey Exploration Agreement”). The Paymaster shareholders approved the Agreement at a special meeting on February 23, 2004. The Company issued Paymaster 466,954 shares of its authorized, but unissued common stock. In the event the properties subject to the Golden Chest Lease commence commercial production during the tenure of the New Jersey Exploration Agreement, or any lease as a result thereof, the Company will pay Paymaster an additional 1,000,000 shares of it’s authorized, but unissued, common stock.

Paymaster is considered a related party due to common directors.

Because of their interests in Paymaster, Richard L. Howell, John W. Beasley and Ed Pommerening may be deemed to have an indirect material interest in the transaction.

Nor-Pac Limited Company, an Idaho limited liability company, owns 11,968,578 shares of the Company representing 86.8% of its outstanding shares.

The Company has not transacted any business with promoters, nor have any of its assets been or are to be acquired from promoters.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required by Item 601 of Regulation S-B:

Exhibit No.	Description
31.1	Certification Pursuant to Section 302 of the Saranes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Omitted Exhibits are incorporated by reference to the Company’s Registration Statement on Form 10-SB; SEC File No. 0-31025.

(b)	A Form 8-K was filed on November 5, 2004, announcing the appointment of 2 new directors, Jack W. Kendrick and David O. Baldwin, and the Company’s reacquisition of 748,065 of its outstanding shares.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2004 and 2003, and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years, were $15,000 and $15,143 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.

Tax Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2004 and 2003 were $607.50 and $575.75 respectively.

All Other Fees

The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE CONTACT MINES
By:	/s/ Richard L. Howell	Date: 3/24/05

Richard L. Howell, President
(Principal Executive Officer)

By:	/s/ John W. Beasley	Date: 3/24/05

John W. Beasley, Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard L. Howell	Date: 3/24/05

Richard L. Howell
Director

By:	/s/ John W. Beasley	Date: 3/24/05

John W. Beasley
Director

By:	/s/ Ed Pommerening	Date: 3/24/05

Ed Pommerening
Director

By:	/s/ Jack W. Kendrick	Date: 3/24/05

Jack W. Kendrick
Director

By:	/s/ David O. Baldwin	Date: 3/24/05

David O. Baldwin
Director