Form 10QSB
period 2005-03-31
METALINE CONTACT MINES
filed 2005-05-05
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from      1-01-05 to       3-31-05

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.

For the transition period from                     to

Commission file number      000-31025

METALINE CONTACT MINES

(Exact name of small business issuer as specified in its charter)

Washington	91-0779945

(State or jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

W. 3848 Turtle Patch Road, Pine River WI 54965

(Address of principal executive offices)

920-987-5317

(Issuer’s telephone number

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 13,783,189

Transitional Small Business Disclosure Format (Check one): Yes ☐  No ☑

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The Company has prepared the unaudited financial statements presented below in accordance with accounting principles generally accepted in the United States for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the financial statements have been reviewed by the Company’s independent auditors, Williams & Webster, P.S., using professional standards and procedures for conducting such reviews established by generally accepted auditing standards, and we include herewith their report. It is the opinion of the Company’s management that all adjustments considered necessary for the fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

METALINE CONTACT MINES
BALANCE SHEETS

	March 31,
	2005	December 31,
	(unaudited)	2004

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$88,483	$90,652

Total Current Assets	88,483	90,652

OTHER ASSETS
Related party receivable	109,413	109,413
Accrued interest - related party receivable	32,552	30,637
Investments	25,600	5,100
Website, net of amortization	833	917
Prepaid expenses	3,350	350

Total Other Assets	171,748	146,417

TOTAL ASSETS	$260,231	$237,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Unearned royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value;
20,000,000 shares authorized, 13,783,189 issued and outstanding, respectively	726,570	726,570
Additional paid-in capital	283,040	283,040
Stock options	47,907	47,907
Accumulated deficit	(801,166)	(824,328)

Total Stockholders’ Equity	256,351	233,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$260,231	$237,069

The accompanying condensed notes are an integral part of these financial statements.

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)
REVENUES
Royalty income	$44,880	$3,880

GENERAL AND ADMINISTRATIVE EXPENSES
Property expense	—	37,765
Administrative expenses	23,940	1,102

TOTAL EXPENSES	23,940	38,867

OPERATING INCOME (LOSS)	20,940	(34,987)

OTHER INCOME (EXPENSE)
Dividend income	307	54
Interest income	1,915	1,915
Loss from investment in LLC	—	(100)

TOTAL OTHER INCOME	2,221	1,869

INCOME (LOSS) BEFORE TAXES	23,162	(33,118)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$23,162	$(33,118)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	13,783,189	14,375,603

The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$23,162	$(33,118)

Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization expense	—	—
Loss in LLC investment	—	100
Rent expense paid with NJMC stock	20,500	—
Royalty income received in NJMC stock	(41,000)	—
Common stock issued in payment of expenses	—	37,765
Stock options issued for directors’ fees	—	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,915)	(1,914)
Increase in prepaid expenses	(2,916)	(3,000)

Net cash used by operating activities	(2,169)	(167)

CASH FLOWS PROVIDED BY INVESTING ACTIVITIES:	—	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	—

Net decrease in cash and cash equivalents	(2,169)	(167)

Cash at beginning of period	90,652	105,687

Cash at end of period	$88,483	$105,520

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH TRANSACTIONS:
Loss in LLC investment	$—	$100
Common stock issued in payment of expenses	$—	$37,765
Rent expense paid with NJMC stock	$20,500	$—
Royalty income received in NJMC stock	$41,000	$—

The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005

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

The Company’s fiscal year-end is December 31.

NOTE 2 – BASIS OF PRESENTATION

The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2004. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.

The preparation of financial statements in accordance with generally accepted accounting principles in the United States of America requires the use of estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities known to exist as of the date the financial statements are published, and the reported amounts of revenues and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of the Company’s financial statements; accordingly, it is possible that the actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of the Company’s financial position and results of operations.

Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 3 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In November 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 151, “Inventory Costs— an amendment of ARB No. 43, Chapter 4” (hereinafter “SFAS No. 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Under some circumstances, SFAS No. 151 mandates that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges. In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management believes the adoption of this statement will not impact the financial statements of the Company.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 4 – MINERAL PROPERTIES

Pend Oreille/Metaline Zinc Mines

The Company is receiving royalty paymets related to a lease agreement with Teck Cominco American, Inc. (hereinafter “Teck Cominco”) Under the terms of the agreement, Teck Cominco has the right to explore, develop, and mine the Company’s underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Teck Cominco is currently obligated to pay the Company $3,880 per quarter, with ascending quarterly increments at each successive five year interval. The lease characterizes the aforementioned quarterly disbursements as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the Company. The lease agreement gives Teck Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term. From the inception of the lease through March 31, 2005, the Company has received $109,486 in payments from Teck Cominco.

Golden Chest Mine

In January 2004, the Company issued 466,954 shares of its common stock to Paymaster Resources Incorporated (hereinafter “Paymaster”), a related party (due to common officers anddirectors), in order to acquire Paymaster’s interest in the Golden Chest Mine minerals lease to patented mining claims in Shoshone County, Idaho. In this transaction, the Company also acquired Paymaster’s interest in an exploration agreement with New Jersey Mining Company which relates to the aforementioned mining claims.

In January of 2005, the Company executed a mining lease with New Jersey Mining Company on the Company’s Golden Chest Mine. The Company received 100,000 shares of New Jersey Mining Company stock with a fair market value of $41,000. The terms of the lease require the owner of the real property (mine) to receive one-half of the royalty payments in the form of rent. Accordingly, during the three months ended March 31, 2005, $20,500 is recorded as rent expense and the remaining $20,500 is recorded as an investment.

NOTE 5 – RELATED PARTY TRANSACTIONS

During 1998, Metaline Contact Mines, LLC (“The LLC”) sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustments of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC, was $507,858. The Company recorded a related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, this asset together with accrued interest at the rate of 7 percent per annum is recorded as a non-current asset.

Over the years, Metaline has executed agreements with Nor-Pac Limited Company (hereinafter “Nor-Pac”), an affiliated company. In November of 2004, The LLC assigned its rights, title and interest in the Company’s aforementioned related party receivable of $109,413 and accrued interest to Nor-Pac.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2005

NOTE 6 – INCOME TAXES

At March 31, 2005, the Company had a net deferred tax asset of approximately $218,000, principally arising from net operating loss carryforwards for income tax purposes, which was calculated using a 34% tax rate. This resulted in a decrease to the net deferred tax asset of approximately $8,000 for the three months ended March 31, 2005. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

At March 31, 2005, the Company has a net operating loss carryforward of approximately $641,000, which will fully expire in the year 2024.

NOTE 7 – STOCK OPTIONS

The Company did not engage in stock option activity during the first quarter of 2005. Summarized information about stock options outstanding and exercisable at March 31, 2005 is as follows:

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining
		Contractual Life	Weighted Average		Weighted Average
Exercise Price	Number Outstanding	(Years)	Exercise Price	Number Exercisable	Exercise Price
$ 0.06	500,000	4.62	$0.06	500,000	$0.06
0.125	1,000,000	4.62	0.125	1,000,000	0.125
0.15	250,000	4.62	0.15	250,000	0.15

$ 0.06-0.15	1,750,000	4.62	$0.11	1,750,000	$0.11

NOTE 8 – SUBSEQUENT EVENTS

In April 2005, the Company received a NSR royalty payment of $985 from New Jersey Mining Company. This royalty is derived from the sale of sulfide concentrates generated from development ore mined during the construction of the exploration ramp at the Golden Chest Mine in 2004.

Item 2. Management’s Discussion and Analysis and Results of Operations

Results of Operations

The Company had revenues from operations of $44,880 in the first quarter of 2005, as compared to $3,880 in the first quarter of 2004. The increase of $41,000 was a one-time payment from New Jersey Mining Company (hereinafter “New Jersey”) to exercise it’s option to lease the Company’s Golden Chest Mine. The payment was in the form of 100,000 shares of New Jersey’s common stock, with a fair market value at the time of $41,000. The advance royalties the Company received from Teck Cominco American Incorporated (hereinafter “Teck Cominco”) under the New Cominco Lease remained constant at $3,880 in the first quarters of 2005 and 2004.

The Company achieved an operating profit of $20,940 during the first quarter of 2005, versus an operating loss of $34,987 in the first quarter of 2004. The profit was attributable to the payment received from New Jersey described above, as well as a decrease in administrative expenses of $14,927, from $38,867 in the first quarter of 2004 to $23,940 in the first quarter of 2005.

Promotional expenses incurred during the first quarter of 2005 were $750, versus nil during the same period in 2004, due to the Company issuing a press release. Property expenses during the first quarter of 2005 were reduced by $37,765, to nil, versus $37,765 in the first quarter of 2004. This saving was a result of the one-time expense charge in 2004 of the acquisition cost of the lease on the Golden Chest Mine. Rent expense increased to $20,500 in the first quarter of 2005, versus nil during the same period of 2004. The increase of $20,500 was a royalty payment due the underlying owner of the Golden Chest Mine under the lease agreement. There was an increase in administrative expenses in the first quarter of 2005, to $2,698, as compared to $1,202 in the first quarter of 2004. The difference of $1,496 is attributable to the billing cycle of the Company’s financial printing firm to Edgarize and file the Company’s Form 10-KSB report, and an increase in its share of office expenses due to an upgrade in internet services.

During the first quarter of 2005, the Company’s other income increased by $352, to $2,221, from $1,869 in the first quarter of 2004, due to an increase in dividend income of $253, and the Company having no loss on its membership interest in Metaline Contact Mines LLC in the first quarter of 2005, versus a $100 loss in the first quarter of 2004. Interest income remained constant at $1,915 for the first quarters of 2005 and 2004.

Financial Condition

Management feels that the Company can continue as an on-going business at its current level of operations for approximately 2 additional years without the infusion of additional capital. Additional capital could be obtained from: increased revenues from operations; the sale of shares of the Company’s authorized, but unissued, common stock; and/or the sale of certain of the Company’s assets.

On the subject of increasing revenues from operations, production decisions on the Company’s mineral projects are under the sole control of third parties; namely, Teck Cominco and New Jersey. However, New Jersey has announced that they will commence a 50 metric ton per day commercial mining operation at the Company’s Golden Chest Mine in the 2nd quarter 2005, from which the Company will receive a NSR production royalty. In addition, the Company will receive a 5% NSR production royalty on approximately 1,200 metric tons of development ore mined in 2004 by New Jersey. These expected NSR production royalties should improve the Company’s operating revenues.

Liquidity and Capital Resources

Traditionally, the Company has funded its capital requirements from revenues from operations, dividends earned on its cash accounts, and other income. As of March 31, 2005, the Company’s cash position was $88,483, compared to $90,652 on March 31, 2004. The Company has no debt, and does not expect to incur any debt in the immediate future. The Company’s most significant cash requirements are professional fees and expenses associated with Securities and Exchange Commission reporting requirements.

The Company has a related party receivable from Nor-Pac Limited Company in the amount of $109,413, with accrued interest of $32,552, as of March 31, 2005. The Company believes it has the ability to collect on this receivable in the event of a shortfall of cash. In addition, the Company owns 60,000 shares of New Jersey common stock with a recorded value of $25,600, which shares could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended. The Company will also receive a 5% Net Smelter Return (“NSR”) royalty payment from New Jersey for ramp development ore mined in 2004 as mentioned above.

Subsequent Event

The Company has received 5% NSR production royalty of $985 from New Jersey generated from the sale of sulfide concentrates produced from development ore mined on the Katie-Dora Vein during New Jersey’s 2004 exploration ramp project. Additional royalties are expected later from the sale of a smaller quantity but higher-grade material containing 30% gold recovered from the cleanout of New Jersey’s ball mill. Final royalty figures from the ramp development ore will be reported in the Company’s 2nd quarter Form 10-QSB report.

Item 3. Controls and Procedures

The Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) performed an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. On that evaluation, the CEO and CFO concluded that the Company’s current disclosure controls and procedures were effective as of March 31, 2005 in ensuring that all material information required in this quarterly report has been made known to them in a timely fashion.

There have been no changes in the Company’s internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

For further information refer to the Controls and Procedures section in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, incorporated herein by reference.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any legal proceedings, and management is not aware of any threatened litigation, claims or assessments.

Item 2. Changes in Securities

There has been no change in securities for the quarter ending March 31, 2005.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	A Form 8-K was filed on January 6, 2005, announcing the execution of a long-term lease with New Jersey Mining Company on the Company’s Golden Chest Mine.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 4th day of May, 2005	METALINE CONTACT MINES

	By:	/s/ John W. Beasley

John W. Beasley
Secretary/Treasurer/CFO