Form 10QSB
period 2005-06-30
METALINE CONTACT MINES
filed 2005-08-12
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from 4-01-05 to 6-30-05

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.

For the transition period from _____________ to _____________

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
The Company has prepared the unaudited financial statements presented below in accordance with accounting principles generally accepted in the United States for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. However, the financial statements have been reviewed by the Company’s independent auditors, Williams & Webster, P.S., using professional standards and procedures for conducting such reviews established by generally accepted auditing standards, and we include herewith their report. It is the opinion of the Company’s management that all adjustments considered necessary for the fair presentation of the interim financial statements have been included. Operating results for the three-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

METALINE CONTACT MINES
BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$80,794	$90,652
Prepaid expenses	4,000	—

Total Current Assets	84,794	90,652

OTHER ASSETS
Related party receivable	109,413	109,413
Accrued interest — related party receivable	34,466	30,637
Investments	25,600	5,100
Website, net of amortization	750	917
Other asset	350	350

Total Other Assets	170,579	146,417

TOTAL ASSETS	$255,373	$237,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Unearned royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,531,254 issued and 13,783,189 outstanding	726,570	726,570
Additional paid-in capital	283,040	283,040
Stock options	47,907	47,907
Accumulated deficit	(806,024)	(824,328)

Total Stockholders’ Equity	251,493	233,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$255,373	$237,069

The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Royalty income	$5,204	$8,680	$50,084	$12,560

GENERAL AND ADMINISTRATIVE EXPENSES
Property expense	—	—	—	37,765
Administrative expenses	12,403	14,672	36,343	15,773

TOTAL EXPENSES	12,403	14,672	36,343	53,538

OPERATING INCOME (LOSS)	(7,199)	(5,992)	13,741	(40,978)

OTHER INCOME (EXPENSE)
Dividend income	427	59	734	113
Interest income	1,914	1,914	3,829	3,829
Loss from investment in LLC	—	(148)	—	(248)

TOTAL OTHER INCOME	2,341	1,825	4,563	3,694

INCOME (LOSS) BEFORE TAXES	(4,858)	(4,167)	18,304	(37,284)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(4,858)	$(4,167)	$18,304	$(37,284)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	13,783,189	14,453,428	13,783,189	14,453,428

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	13,783,189	14,453,428	15,533,189	14,453,428

The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$18,304	$(37,284)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization expense	167	—
Loss in LLC investment	—	248
Rent expense paid with NJMC stock	20,500	—
Royalty income received in NJMC stock	(41,000)	—
Common stock issued in payment of expenses	—	37,765
Stock options issued for directors’ fees	—	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(3,829)	(3,829)
Increase in prepaid expenses	(4,000)	—

Net cash used by operating activities	(9,858)	(3,100)

CASH FLOWS USED BY INVESTING ACTIVITIES:	—	(2,400)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	—

Net decrease in cash and cash equivalents	(9,858)	(5,500)

Cash at beginning of period	90,652	105,687

Cash at end of period	$80,794	$100,187

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH TRANSACTIONS:
Loss in LLC investment	$—	$248
Common stock issued in payment of expenses	$—	$37,765
Rent expense paid with NJMC stock	$20,500	$—
Royalty income received in NJMC stock	$41,000	$—
The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 1 — ORGANIZATION AND DESCRIPTION OF BUSINESS
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
NOTE 2 — BASIS OF PRESENTATION
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
Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 3 — RECENT ACCOUNTING PRONOUNCEMENTS
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
NOTE 4 — MINERAL PROPERTIES
Pend Oreille/Metaline Zinc Mines
The Company is receiving royalty payments related to a lease agreement with Teck Cominco American, Inc. (hereinafter “Teck Cominco”). Under the terms of the agreement, Teck Cominco has the right to explore, develop, and mine the Company’s underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Teck Cominco is currently obligated to pay the Company $3,880 per quarter, with ascending quarterly increments at each successive five year interval. The lease characterizes the aforementioned quarterly disbursements as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the Company. The lease agreement gives Teck Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term. From the inception of the lease through June 30, 2005, the Company has received $113,379 in payments from Teck Cominco.
Golden Chest Mine
In January 2004, the Company issued 466,954 shares of its common stock to Paymaster Resources Incorporated (hereinafter “Paymaster”), a related party (due to common officers and directors), in order to acquire Paymaster’s interest in the Golden Chest Mine minerals lease to patented mining claims in Shoshone County, Idaho. In this transaction, the Company also acquired Paymaster’s interest in an exploration agreement with New Jersey Mining Company, which relates to the aforementioned mining claims.
During the 2nd quarter of 2005, the Company received production royalties from New Jersey Mining Company of $1,324 from development ore mined in 2004. The terms of the lease require the owner of the real property (mine) to receive one-half of the royalty payments in the form of rent.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 5 — RELATED PARTY TRANSACTIONS
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
NOTE 6 — INCOME TAXES
At June 30, 2005, the Company had a net deferred tax asset of approximately $218,000, principally arising from net operating loss carryforwards for income tax purposes, which was calculated using a 34% tax rate. This resulted in a decrease to the net deferred tax asset of approximately $8,000 for the three months ended June 30, 2005. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, the Company has a valuation allowance equal to the net deferred tax asset.
At June 30, 2005, the Company has a net operating loss carryforward of approximately $641,000, which will fully expire in the year 2024.
NOTE 7 — STOCK OPTIONS
The Company did not engage in stock option activity during the first two quarters of 2005. Summarized information about stock options outstanding and exercisable at June 30, 2005 is as follows:

Options Outstanding				Options Exercisable
		Weighted
	Number of	Average		Number of
	Shares	Remaining	Weighted	Shares	Weighted
	Under	Contractual	Average	Under	Average
Exercise	Options	Life	Exercise	Options	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.06	500,000	4.37	$0.06	500,000	$0.06
0.125	1,000,000	4.37	0.125	1,000,000	0.125
0.15	250,000	4.37	0.15	250,000	0.15

$0.06-0.15	1,750,000	4.37	$0.11	1,750,000	$0.11

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2005

NOTE 8 — SUBSEQUENT EVENT
On July 22, 2005, the Company issued 1,000,000 shares of its authorized, but previously unissued, common stock to Paymaster Resources Incorporated. The share payment was made pursuant to the Company’s agreement to acquire the lease on the Golden Chest Mine from Paymaster in the event the properties subject to the lease ever went into “commercial production” as defined in the agreement. Golden Chest Mine went into commercial production on July 4, 2005. The Company capitalized the share issuance at $250,000.

Item 2. Management’s Discussion and Analysis and Results of Operations
RESULTS OF OPERATIONS

The Company had gross operating revenues from its 2 mineral projects of $5,204 during the second quarter of 2005, versus $8,680 in 2004, broken down as follows:

Golden Chest Mine

The Company’s Golden Chest Mine generated revenues from operations of $1,324 in the second quarter of 2005, versus $4,800 in the second quarter of 2004. The decrease of $3,476 was the difference between the fair market value of the stock payment received during the second quarter of 2004 from New Jersey Mining Company (hereinafter “New Jersey”) during the exploration agreement on the mine, and actual cash NSR royalty payments received in the second quarter of 2005 from the development ore mined during the 2004 ramp project.

Pend Oreille/Metaline Zinc Mines

The amount of the advanced royalties received from Teck Cominco American Incorporated (hereinafter “Teck Cominco”) under the New Cominco Lease remained constant at $3,880 in the second quarters of 2005 and 2004.

Operating Loss

The Company experienced an overall operating loss of $7,199 in the second quarter of 2005, versus $5,992 in the second quarter of 2004. The increased loss was mainly due the decrease in revenues received from the Golden Chest Mine project discussed above.

There was a $2,269 decrease in administrative expenses in the second quarter of 2005 to $12,403, versus $14,672 in the second quarter of 2004. The decrease is attributable to: a decrease of $490 in accounting fees; $608 in financial printing expenses; $1,738 in rent expense; and $1,760 in transfer agent fees. These decreases were, however, offset by increases of $1,345 in promotional fees, and other office expense-type items. Promotional expenses have been increasing due to management’s efforts to introduce the Company and its projects to the investment community.

Other Income

During the second quarter of 2005, the Company’s other income increased by $516, to $2,341, from $1,825 in 2004, due to an increase in dividend income of $368, and the Company having no loss on its 7% membership interest in Metaline Contact Mines LLC. Interest income remained constant at $1,915 for the second quarters of 2005 and 2004.

FINANCIAL CONDITION

It is management’s opinion that the Company can continue as an on-going business at its current level of operations for approximately 2 years without the infusion of additional capital. Additional capital could be obtained from: increased revenues from operations; the sale of shares of the Company’s authorized, but unissued, common stock; and/or the sale of certain of the Company’s assets.

On the subject of increasing revenues from operations, production decisions on the Company’s mineral projects are under the sole control of third parties; namely, Teck Cominco and New Jersey. However, during the second quarter of 2005, New Jersey commenced commercial mining operations at the Company’s Golden Chest Mine. Anticipated production is 50 metric ton per day from which the Company will receive NSR production royalties. At this time, however, the Company is unable to project the impact these NSR royalty revenues will have on the Company’s future earnings due to the newness of the mining operation.

LIQUIDITY AND CAPITAL RESOURCES

Traditionally, the Company has funded its capital requirements from revenues from operations, dividends earned on its cash accounts, and other income. As of June 30, 2005, the Company’s cash position was $84,794, compared to $90,652 on June 30, 2004. The Company has no debt, and does not expect to incur any debt in the immediate future. The Company’s most significant cash requirements are professional fees and expenses associated with its Securities and Exchange Commission reporting requirements.

The Company has a related party receivable from Nor-Pac Limited Company in the amount of $109,413, with accrued interest of $34,466, as of June 30, 2005. The Company believes it has the ability to collect this receivable in the event of a shortfall of cash. In addition, the Company owns 60,000 shares of New Jersey common stock with a recorded value of $25,600, which shares could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended.

Subsequent Event

On July 28, 2005, the Company received NSR production royalties from New Jersey, as follows: $777.00 from the sale of sulfide concentrates generated from commercial mining operations at the Golden Chest Mine during a portion of the second quarter of 2005; and $75.31 from the sale of the balance of the higher-grade material recovered from the cleanout of New Jersey’s ball mill from development ore mined during the 2004 ramp project.
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

Item 2. Changes in Securities
There has been no change in securities for the quarter ending June 30, 2005.

Subsequent Event

On July 22, 2005, the Company issued 1,000,000 of its authorized, but unissued, common stock to Paymaster Resources Incorporated (“Paymaster”) pursuant to its agreement with Paymaster to acquire the lease on the Golden Chest Mine.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None
Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibit 31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	No Form 8-K’s were filed during the 2nd quarter of 2005.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 12th day of August, 2005	METALINE CONTACT MINES

	By:	/s/ John W. Beasley

John W. Beasley
Secretary/Treasurer/CFO