Form 10QSB
period 2005-09-30
METALINE CONTACT MINES
filed 2005-11-14
CIK 1113006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period from 7-01-05 to 9-30-05

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
920-987-5317

(Issuer’s telephone number
Check whether the issuer (1) filed all reports required to be field by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling requirements for the past 90 days. ☑Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,783,189
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The Company has prepared the unaudited financial statements presented below in accordance with accounting principles generally accepted in the United States for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have, however, been reviewed by the Company’s independent auditors, Williams & Webster, P.S., using professional standards and procedures for conducting such reviews established by generally accepted auditing standards, and we include herewith their report. It is the opinion of the Company’s management that all adjustments considered necessary for the fair presentation of the interim financial statements have been included. Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2005. For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

METALINE CONTACT MINES
BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$83,183	$90,652
Undeposited Funds	2,282

Total Current Assets	85,465	90,652

OTHER ASSETS
Related party receivable	109,413	109,413
Accrued interest — related party receivable	36,381	30,637
Investments	25,600	5,100
Website, net of amortization	667	917
Other asset	350	350
Golden Chest Mines Lease	250,000	—

Total Other Assets	422,411	146,417

TOTAL ASSETS	$507,876	$237,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$523	$—
Unearned royalty income	5,021	3,880

Total Current Liabilities	5,544	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,783,189 issued and 13,783,189 outstanding	776,570	726,570
Additional paid-in capital	483,040	283,040
Stock options	47,907	47,907
Accumulated deficit	(805,185)	(824,328)

Total Stockholders’ Equity	502,332	233,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$507,876	$237,069

The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Royalty income	$8,483	$3,880	$58,566	$16,440

GENERAL AND ADMINISTRATIVE EXPENSES
Property expense	—	—	—	37,765
Administrative expenses	10,076	39,751	46,418	55,524

TOTAL EXPENSES	10,076	39,751	46,418	93,289

OPERATING INCOME (LOSS)	(1,593)	(35,871)	12,148	(76,849)

OTHER INCOME (EXPENSE)
Dividend income	517	137	1,251	250
Interest income	1,915	1,915	5,744	5,744
Loss from investment in LLC	—	(144)	—	(393)

TOTAL OTHER INCOME	2,432	1,908	6,995	5,601

INCOME (LOSS) BEFORE TAXES	839	(33,963)	19,143	(71,248)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$839	$(33,963)	$19,143	$(71,248)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	13,783,189	14,453,428	14,116,522	14,453,428

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	13,783,189	14,453,428	14,116,522	14,453,428

The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,143	$(71,248)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization expense	250	—
Loss in LLC investment	—	393
Rent expense paid with NJMC stock	—	—
Royalty income received in NJMC stock	—	—
Common stock issued in payment of expenses	—	37,765
Stock options issued for directors’ fees	—	30,000
Changes in assets and liabilities:
Increase in accrued interest receivable	(5,744)	(5,744)
Increase in prepaid expenses	—	(350)
Increase in website	—	(1,000)
Increase in accounts payable	523	—

Net cash used by operating activities	14,172	(10,184)

CASH FLOWS USED BY INVESTING ACTIVITIES:	(20,500)	(2,400)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	(1,141)	—

Net decrease in cash and cash equivalents	(7,469)	(12,584)

Cash at beginning of period	90,652	105,687

Cash at end of period	$83,183	$93,103

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH TRANSACTIONS:
Loss in LLC investment	$—	$393
Common stock issued in payment of expenses	$—	$37,765
Rent expense paid with NJMC stock	$20,500	$—
Royalty income received in NJMC stock	$41,000	$—
Stock options issued for directors’ fees	$—	$30,000
The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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
Operating results for the three-month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

NOTE 4 — MINERAL PROPERTIES
Pend Oreille/Metaline Zinc Mines
The Company is receiving royalty payments related to a lease agreement with Teck Cominco American, Inc. (hereinafter “Teck Cominco”). Under the terms of the agreement, Teck Cominco has the right to explore, develop, and mine the Company’s underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Teck Cominco is currently obligated to pay the Company $3,880 per quarter, with ascending quarterly increments at each successive five year interval. The lease characterizes the aforementioned quarterly disbursements as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the Company. The lease agreement gives Teck Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term. From the inception of the lease through September 30, 2005, the Company has received $117,259 in payments from Teck Cominco.
Golden Chest Mine
In January 2004, the Company issued 466,954 shares of its common stock to Paymaster Resources Incorporated (hereinafter “Paymaster”), a related party (due to common officers and directors), in order to acquire Paymaster’s interest in the Golden Chest Mine minerals lease to patented mining claims in Shoshone County, Idaho. In this transaction, the Company also acquired Paymaster’s interest in an exploration agreement with New Jersey Mining Company, which relates to the aforementioned mining claims. On July 22, 2005, the Company issued an additional 1,000,000 shares of its authorized, but unissued, common stock to Paymaster pursuant to the Company’s agreement to acquire the lease on the Golden Chest Mine from Paymaster in the event the properties subject to the lease ever went into “commercial production” as defined in the agreement. Golden Chest Mine went into commercial production on July 4, 2005. The Company capitalized the share issuance at $250,000.
During the 3rd quarter of 2005, the Company received production royalties from New Jersey Mining Company of $4,603 from ore mined from the Golden Chest Mine. The terms of the lease require the owner of the real property (mine) to receive one-half of the royalty payments in the form of rent. Accordingly, during the three months ended September 30, 2005, $2,301 is recorded as rent expense.
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

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

Over the years, Metaline has executed agreements with Nor-Pac Limited Company (hereinafter “Nor-Pac”), an affiliated company. In November of 2004, The LLC assigned its rights, title and interest in the Company’s aforementioned related party receivable of $109,413 and accrued interest to Nor-Pac.
NOTE 6 — INCOME TAXES
At September 30, 2005, the Company had a net deferred tax asset of approximately $219,000, principally arising from net operating loss carryforwards for income tax purposes, which was calculated using a 34% tax rate. This resulted in a decrease to the net deferred tax asset of approximately $1,000 for the three months ended September 30, 2005. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.
At September 30, 2005, the Company has a net operating loss carryforward of approximately $645,000, which will fully expire in the year 2024.
NOTE 7 — STOCK OPTIONS
The Company did not engage in stock option activity during the third quarter of 2005. Summarized information about stock options outstanding and exercisable at September 30, 2005 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.06	500,000	4.12	$0.06	500,000	$0.06
0.125	1,000,000	4.12	0.125	1,000,000	0.125
0.15	250,000	4.12	0.15	250,000	0.15

$0.06-0.15	1,750,000	4.12	$0.11	1,750,000	$0.11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating the Company’s financial condition and results of operations. The Company recommends that you read this MD&A in conjunction with its financial statements included in Item 1 of this Quarterly Report on Form 10-QSB, as well as its 2005 Annual Report on Form 10-KSB.
OVERVIEW
Metaline Contact Mines (“Metaline”, “Company”, “we”, “us” or “our”) is engaged in the business of acquiring and managing precious and base metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to receive revenue from such projects after deducting specified costs, if any. We expect that substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended September 30, 2005, we focused on managing our existing royalty interests, Securities and Exchange Commission (“SEC”) reporting requirements, and promotion and investor relations activities.
RESULTS OF OPERATIONS
For the quarter ended September 30, 2005, we had gross royalty revenues of $8,483, compared to $3,880 for the quarter ended September 30, 2004, from our two mining projects, the Golden Chest Mine and the Pend Oreille/Metaline Zinc Mines, as follows:
Golden Chest Mine
We received $4,603 in royalties from operations at our Golden Chest Mine during the third quarter of 2005, versus nil in the third quarter of 2004. The increase of $4,603 was attributable to the cash royalties we received from mining operations conducted by New Jersey Mining Company (“New Jersey”) during the third quarter of 2005.
Pend Oreille/Metaline Zinc Mines
The amount of advanced royalties we received from Teck Cominco American Incorporated (“Teck Cominco”) under the New Cominco Lease remained constant at $3,880 in the third quarters of 2005 and 2004.
Operating Loss
We incurred an overall operating loss of $1,593 for the third quarter of 2005 versus an operating loss of $35,871 for the third quarter of 2004.
The decrease in loss of $34,278 was due to a $29,675 decrease in administrative expenses in the third quarter of 2005, to $10,076, versus $39,751 in the third quarter of 2004, as follows: a $1,505 decrease in accounting fees; a $1,486 decrease in financial printing expenses; a $1,111.57 decrease in travel expense; and a $30,000 decrease in director fees. These decreases were offset by increases of $2,122 in promotional/investor-relations expenses, $2,301 in rent expenses, and $4,603 in the royalty revenues described above.

Other Income
During the third quarter of 2005, our other income increased by $524, to $2,432, from $1,908 in 2004, due to an increase in dividend income of $380. We recorded no loss on our 7% equity membership interest in Metaline Contact Mines LLC (“MCMLLC”). Our interest income remained constant at $1,915 for the third quarters of 2005 and 2004.
Income Before Taxes
Our net income before taxes was $839 for the quarter ended September 30, 2005, compared to a net loss of $33,963 for the quarter ended September 30, 2004.
LIQUIDITY AND CAPITAL RESOURCES
Traditionally, we have funded our capital requirements from royalty revenues from operations, dividends earned on our cash accounts, and other income. As of September 30, 2005, our cash position was $85,465, compared to $90,652 on September 30, 2004. We have no debt, and do not expect to incur any debt in the immediate future. Our most significant cash requirements are professional fees and expenses associated with our SEC reporting requirements, general and administration expenses, and investor relations.
We believe that our current financial resources and royalty revenues from operations will be adequate to cover anticipated expenditures for approximately 2 years without the infusion of additional capital. Additional capital could be obtained from:
(a)	Collection of Receivables. We have a related party receivable from Nor-Pac Limited Company (“Nor-Pac”) of $109,413, with accrued interest of $36,381, as of September 30, 2005. Nor-Pac owns approximately 81% of our outstanding shares and has related directors. We therefore believe we have the ability to collect this receivable in the event of a shortfall of cash.

(b)	Increase Royalty Revenues. Increasing royalty revenues from operations on our current mining projects is under the sole control of third parties, namely Teck Cominco and New Jersey, and other factors, including: changes in precious and base metals prices; unanticipated grade, geological, metallurgical, processing or other problems at our mining projects; changes in project parameters as plans of the operators are refined; and economic and market conditions.

(c)	Sale of Company’s Common Stock. There are no assurances that we would be able to sell shares of our authorized, but unissued, common stock on acceptable terms. Additionally, any such sales of shares could be dilutive to our then-existing shareholders.

(d)	Sale of Certain Assets. We own 60,000 shares of New Jersey common stock with a recorded value of $25,600, which shares could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended.

ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2005, have concluded that the Company’s disclosure controls and procedures were effective for this purpose.
Changes in Internal Controls
There was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting during the quarter ended September 30, 2005
For further information refer to the Controls and Procedures section in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004, incorporated herein by reference.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEDDINGS
The Company is not a party to any legal proceedings, and management is not aware of any threatened litigation, claims or assessments.
ITEM 2. CHANGES IN SECURITIES
On July 22, 2005, the Company issued 1,000,000 shares of its authorized, but unissued, common stock, par value $0.05 per share, to Paymaster Resources Incorporated (“Paymaster”).
On January 10, 2004, the Company entered into an Agreement with Paymaster to acquire Paymaster’s mineral lease on the Golden Chest Mine, near Murray, Idaho, and Paymaster’s exploration agreement with New Jersey Mining Company. The Paymaster shareholders approved the Agreement at a special meeting on February 23, 2004. The Company issued Paymaster 466,954 shares of its authorized, but unissued common stock. In the event the properties subject to the Golden Chest Lease commence commercial production during the tenure of the exploration agreement with New Jersey Mining Company, or any lease as a result thereof, the Company would pay Paymaster an additional 1,000,000 shares of it’s authorized, but unissued, common stock. On July 4, 2005, the Golden Chest Mine commenced commercial production according to the terms of the Agreement with Paymaster.
The Company valued the transaction at $250,000.
In issuing the shares to Paymaster, the Company relied on an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 5. OTHER INFORMATION
None
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K was filed on August 5, 2005, as amended on August 9, 2005, announcing that the Company had issued 1,000,000 shares of its authorized, but unissued, common stock to Paymaster Resources Incorporated (“Paymaster”) pursuant to its agreement with Paymaster to acquire the lease and other agreements on the Golden Chest Mine.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 9th day of November, 2005	METALINE CONTACT MINES
	By:	/s/ John W. Beasley
John W. Beasley Secretary/Treasurer/CFO