Form 10QSB/A
period 2005-09-30
METALINE CONTACT MINES
filed 2006-01-13
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
AMENDMENT NO. 1
(Mark One)
☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period from 7-1-05 to 9-30-05
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

Metaline Contact Mines (the “Company”) is filing this Amendment No. 1 to its Form 10-QSB, filed with the U.S. Securities and Exchange Commission on November 14, 2005, for the purposes of:
1.	Revising the Statement of Operations contained in its interim Financial Statements for the quarter ended September 30, 2005, to correct the weighted average number of common shares that were not input correctly when Edgarized.

2.	Revising our Statements of Cash Flows contained in its interim Financial Statements for the quarter ended September 30, 2005, to reflect the acquisition of the Golden Chest Mine lease valued at $250,000 as a non-cash transaction.

3.	Revising our Section 302 Certifications pursuant to the Sarbanes-Oxley Act of 2003.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 13th day of January, 2006	METALINE CONTACT MINES
	By:	/s/ John W. Beasley
John W. Beasley
Secretary/Treasurer/CFO

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS
	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Royalty income	$8,483	$3,880	$58,566	$16,440

GENERAL AND ADMINISTRATIVE EXPENSES
Property expense	—	—	—	37,765
Administrative expenses	10,076	39,751	46,418	55,524

TOTAL EXPENSES	10,076	39,751	46,418	93,289

OPERATING INCOME (LOSS)	(1,593)	(35,871)	12,148	(76,849)

OTHER INCOME (EXPENSE)
Dividend income	517	137	1,251	250
Interest income	1,915	1,915	5,744	5,744
Loss from investment in LLC	—	(144)	—	(393)

TOTAL OTHER INCOME	2,432	1,908	6,995	5,601

INCOME (LOSS) BEFORE TAXES	839	(33,963)	19,143	(71,248)

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$839	$(33,963)	$19,143	$(71,248)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	14,783,189	14,453,428	14,116,522	14,453,428

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, DILUTED	14,783,189	14,453,428	14,116,522	14,453,428

The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS
	Nine Months Ended
	September 30,	September 30,
	2005	2004
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,143	$(71,248)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization expense	250	—
Loss in LLC investment	—	393
Rent expense paid with NJMC stock	—	—
Royalty income received in NJMC stock	—	—
Common stock issued in payment of expenses	—	37,765
Stock options issued for directors’ fees	—	30,000
Changes in assets and liabilities:
Increase in accrued interest receivable	(5,744)	(5,744)
Increase in prepaid expenses	—	(350)
Increase in website	—	(1,000)
Increase in accounts payable	523	—

Net cash used by operating activities	14,172	(10,184)

CASH FLOWS USED BY INVESTING ACTIVITIES:	(20,500)	(2,400)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	(1,141)	—

Net decrease in cash and cash equivalents	(7,469)	(12,584)

Cash at beginning of period	90,652	105,687

Cash at end of period	$83,183	$93,103

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH TRANSACTIONS:
Loss in LLC investment	$—	$393
Common stock issued in payment of expenses	$—	$37,765
Rent expense paid with NJMC stock	$20,500	$—
Royalty income received in NJMC stock	$41,000	$—
Stock options issued for directors’ fees	$—	$30,000
Stocck issued fjor acquisition of Golden Chest Mine Lease	$250,000	$—
The accompanying condensed notes are an integral part of these financial statements.
4