Form 10KSB
period 2005-12-31
METALINE CONTACT MINES
filed 2006-03-27
CIK 1113006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
For the transition period from                      to
Commission file number
METALINE CONTACT MINES
(Name of Small Business Issuer in its charter)

Washington	91-0779945

(State or other jurisdiction or incorporation or organization)	(I.R.S. Employer Identification No.)

W3848 Turtle Patch Road, Pine River, WI	54965

(Address of principal executive offices)	(Zip Code)
Issuer’s telephone number 920-987-5317
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
Capital Common — $0.05 Par Value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes ☐ No
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
The registrant’s revenues for its most recent fiscal year were $66,610.
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the average of the bid and ask prices on December 31, 2005, as reported by the Over the Counter Bulletin Board was $1,117,052.
The number of shares outstanding of each of the issuer’s classes of common equity, as of December 31, 2005 was 14,783,189.
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

PART I
Item 1. DESCRIPTION OF BUSINESS
Business Development
With the exception of historical matters, some of the information in this report may contain certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from projections or estimates contained herein. Factors that might cause such differences include those discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as well as those discussed elsewhere in this Form 10-KSB. Most of these factors are beyond the Company’s ability to predict or control. The Company disclaims any obligation to update any forward-looking statements made herein. Readers are cautioned not to put undue reliance on forward-looking statements.
General
Metaline Contact Mines (hereinafter “Metaline”, “Company”, “we”, “us”, or “our”) was incorporated in the State of Washington on November 15, 1928, for the purpose of engaging in the business of mineral exploration, and all business appertaining thereto. Subsequent its incorporation the Company began acquiring unpatented zinc-lead mining claims and other mineral rights in the Metaline District, Pend Oreille County, in the State of Washington.
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

In October of 1996, the Company commenced a structured reorganization whereby Metaline Contact Mines LLC (“MCMLLC”), a Delaware Limited Liability Company, was organized. The Company then assigned all of the surface rights to its private real property and timber thereon to MCMLLC in exchange for a 99% equity membership interest in MCMLLC. The Company became the Managing Member of MCMLLC.
As a part of its reorganization, the Company retained ownership of all sub-surface mineral rights to the assigned real property, and ownership of its unpatented mining claims. The Company then offered its shareholders the opportunity to exchange their shares of common stock in the Company for proportionate non-managing equity membership interests in MCMLLC. A total of 19 shareholders accepted the exchange offer resulting in MCMLLC owning 11,686,643 shares of common stock in the Company, representing approximately 93% of the outstanding shares of the Company.
On September 1, 1997, the Company negotiated a new Mining Lease With Purchase Option with Cominco American Incorporated (the “New Cominco Lease”) on the Company’s mineral rights, which New Cominco Lease superseded the 1976 Agreement in its entirety.
On June 1, 1998, Nor-Pac Limited Company, an Idaho Limited Liability Company (“Nor-Pac”), acquired the 93% non-managing equity membership interests in MCMLLC, and became the indirect controlling shareholder of the Company. Simultaneous therewith, the Company’s Board of Directors resigned, and Nor-Pac filled the vacant Board with its slate of Directors. MCMLLC subsequently sold the assigned real property and timber to an independent third party.
On February 1, 2004, the Company acquired the Mining Lease and Agreement, and the Exploration Agreement With Option to Lease with New Jersey Mining Company, on the Golden Chest Mine, from Paymaster Resources Incorporated. In January of 2005, New Jersey Mining exercised their option, and in July of 2005, placed the Golden Chest Mine into the commercial production of gold.
Any Bankruptcy, Receivership or Similar Proceedings
There have been no bankruptcy, receivership or similar proceedings.
Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of s Significant Amount of Assets Not in the Ordinary Course of Business.
There have been no material reclassifications or purchases or sales of a significant amount of assets not in the ordinary course of business for the past three years. However, on November 1, 2004, the Company reacquired 748,065 of its shares of common stock. The shares were obtained through a distribution made to the Company by Metaline Contact Mines LLC. The reacquired shares were returned to the treasury and became authorized, but unissued, shares.
BUSINESS OF THE COMPANY
General Description of the Business
The Company owns and acquires mineral rights and properties, and leases them to other companies in exchange for royalty interests. Royalty interests are passive (non-operating) interests that provide the Company the right to receive revenue and other consideration from a particular project. The Company expects the majority of its revenues will continue to be derived from royalty interests. The Company does not conduct development or mining operations.

The Company’s current mineral project interests are: a 3% Net Smelter Return (“NSR”) royalty on its Pend Oreille/Metaline Zinc Mines under lease to Teck Cominco American Incorporated; and a sliding-scale NSR royalty, and other consideration, on its Golden Chest Mine, leased from J.W. Beasley Interests LLC, and under lease to and operated by New Jersey Mining Company.
Number of Total Employees and Number of Full Time Employees
The Company has no employees.
Reports To Security Holders
The Company does not deliver an annual report to shareholders, but will provide shareholders with a copy of this Form 10-KSB upon request.
On July 14, 2000, the Company filed a Form 10-SB with the Securities and Exchange Commission (“SEC”), which became effective on September 14, 2000. The Company has filed the required annual Form 10-KSB reports, quarterly 10-QSB reports, and Form 8-K reports since that time.
The public may read and copy all materials the Company files with the SEC at the SEC’s Public Reference Room at 450 Fifth Street N.W., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that will contain reports, proxy and information statements and other information regarding the Company that is filed electronically with the SEC.
The Company maintains a website where other information can be found. A link to the Company’s filings with the SEC is provided on the Company’s website at www.metalinecontactmines.com.
Item 2. DESCRIPTION OF PROPERTIES
PEND OREILLE/METALINE ZINC MINES
Location
The Company owns mineral rights and properties covering approximately 8,200 acres to fee simple property, patented mining claims, and unpatented mining claims, located in the Metaline Mining District, Pend Oreille County, in northeastern Washington State. The Company refers to these mineral rights and properties collectively as the “Pend Oreille/Metaline Zinc Mines”. They are accessed in various locations along State Highway 20 and State Highway 31 (paved state highways with year around access), then over numerous unimproved dirt roads. There is no surface infrastructure or electrical power on or to the properties.

Mineral Rights and Properties
Specifically, the Pend Oreille/Metaline Zinc Mines mineral rights and properties comprise the following: mineral rights to 5,798 acres of fee simple property; mineral rights to 487 acres of patented mining claims, and 1,925 acres of unpatented mining claims.
Unpatented mining claims are claims on federal land in which an individual, corporation, or other legal entity, by the act of a valid location under the mining laws of the United States, has obtained a right to remove and extract minerals from the land, but where full title of the land has not been acquired from the U.S. Government. The U.S. Bureau of Land Management (“BLM”) administrates unpatented claims. To maintain unpatented mining claims, the claimant must pay a $125 maintenance fee and incur $100 in assessment expenditures annually per claim.
A patented mining claim refers to a parcel of mineral land for which the U.S. Government has conveyed title thereto to an individual, corporation or other legal entity.
The Company’s mineral rights to the fee simple property and patented mining claims are covered by a Commitment for Title Insurance issued by Pend Oreille Title Company of Newport, Washington.

Mineral Lease
On September 1, 1997, the Company entered into a new a Mining Lease With Purchase Option with Cominco American Incorporated (now Teck Cominco American Incorporated, and hereinafter referred to as “Teck Cominco”) on the Pend Oreille/Metaline Zinc Mines. The lease is for 20 years, with an option for an additional 20-year period, and so long thereafter as there is commercial production from the Company’s mineral rights. Under the terms of the lease, the Company receives an advance royalty of $3,000 per quarter for the first 5 years, $4,000 per quarter for the second 5 years, $5,500 per quarter for the third 5 years, and $6,000 per quarter thereafter. The lease also provides a 3% Net Smelter Returns (“NSR”) production royalty upon the commencement of commercial production. During the first 3 years of production, the NSR royalty is fixed at $150,000 per year.
All advanced royalty payments received by the Company are considered prepayment of any NSR production royalties that may accrue to it, and may be fully recovered by Teck Cominco.
Effective March 15, 2002, Teck Cominco elected to reduce the acreage subject to the lease by approximately 187 acres. The advanced royalty payments described above were reduced accordingly. The Company currently receives $3,880 per quarter. Beginning October 1, 2007, it will receive $5,335 per quarter, and beginning October 1, 2012, and thereafter, it will receive $5,820 per quarter in advanced royalty payments.
Under the lease, Teck Cominco is responsible for maintaining the Company’s unpatented mining claims with the BLM as described above. If Teck Cominco should fail to maintain the unpatented mining claims, the Company would be required to pay the annual maintenance fees and assessment expenditures necessary to maintain the claims in good standing.
Teck Cominco is also responsible for all property taxes, and subject to all existing and probable federal, state and local governmental approvals, regulations and permits with regard to the Pend Oreille/Metaline Zinc Mines.
Environmental Issues
In 1995, McCulley Frick & Gilman Inc. (“MF&G”), an environmental consulting and engineering services firm with offices in Wallace, Idaho, conducted a Phase I Environmental Site Assessment (“ESA”) of the Company’s private landholdings. In December of 1997, the Company obtained a down-date to the ESA, also authored by MF&G. Both assessments affirmed that previous mining exploration activities conducted on the properties left no “hazardous substances” or “facilities”, as defined in the Comprehensive Environmental, Response, Compensation, and Liability Act (“CERCLA”), and pose no threat to human health, natural resources, or the environment from the standpoint of releases of any potentially hazardous substances to soil, groundwater, surface water or air. It is therefore management’s opinion that the Company would have minimal liability if named as a Potentially Responsible Party (“PRP”) under CERCLA from any past mining-oriented activities, and defendable under 42 U.S.C. § 9607(b)(3). No hazardous substances or facilities will be used or constructed on the Company’s mineral holdings.
For the period ended December 31, 2005, the lease with Teck Cominco is in good standing.
History
Established in 1906, the Metaline District is a significant past-producer of zinc and lead, having produced about 17.5 million tonnes of ore grading 2.52% zinc and 1.14% lead from the Metaline Formation. The Pend Oreille Mine was the major producer in the Metaline District, having yielded 14.8 million tonnes containing 2.3% zinc and 1.1% lead.

The zinc-lead mineralization of the Metaline Formation occurs primarily in two horizons – the Josephine Horizon, and the deeper higher-grade Yellowhead Horizon. The Josephine Horizon hosted most of the historic mining activity in the district. A recently identified third horizon, the Yellowhead #2, positioned 500–600 feet below the main Yellowhead Horizon, has now been recognized for its economic potential
Teck Cominco acquired the 100% interest in Pend Oreille Mine in 1996, and negotiated a new long-term lease agreement with the Company on the Pend Oreille/Metaline Zinc Mines, effective September 1997.
In 2000, Teck Cominco encountered additional zinc-lead mineralization in the Washington Rock area that graded 7.0% zinc and 1.4% lead, a portion of which are mineral rights owned by the Company. This additional zinc-lead mineralization was encountered within Yellowhead and Yellowhead #2 Horizons mentioned above. Washington Rock is located approximately 1-mile south of the Pend Oreille Mine.
In January of 2004, Teck Cominco commenced commercial production of zinc-lead ores and concentrates from its Pend Oreille Mine, with announced reserves of 5,727,000 tonnes, grading 7.7% zinc and 1.4% lead. Planned production was 2,000 tonnes per day, yielding 83,000 tonnes of zinc and 15,000 tonnes of lead concentrates per year, to be shipped approximately 50-miles north to Teck Cominco’s facilities in Trail, British Columbia, one of the largest fully-integrated zinc and lead smelting and refining complexes in the world.
Work Completed on Property
In 2005, Teck Cominco completed a 13-hole diamond-drilling program on portions of the Company’s properties located in the Washington Rock and West Riverside areas. The data therefrom has been received from Teck Cominco and is currently being evaluated by the Company’s consulting mining engineers.
GOLDEN CHEST MINE
Location
The Company leases 23 patented mining claims covering roughly 270 acres, which are commonly referred to collectively as the “Golden Chest Mine.” The Golden Chest Mine is located in Reeder Gulch, approximately 1.5 miles east of Murray, in the Summit Mining District, Shoshone County, Idaho. It is accessed along Forest Highway 9, and therefrom on unimproved dirt roads. Electrical power supplied by Avista Utilities is installed at the property owner’s residence and mine office, and to the portal site in Reeder Gulch.

SUNDAY
SUNDAY FRACTION
HIDDEN TREASURE
ROCKFORD
DEW DROP
PATTI B #2
PATTI B #3
PATTI B #4
PATTI B #5
GC 11
GC 6
GC 5
GC 10
GC 3
GC 16
GC 13
GC 14
GC 2
GC 1
JIM
TIMBER KING
PAYMASTER
LITTLE BAR PLACER
RED STAR
GOLDEN CHEST
STEVENS FRACT
SKOOKUM
BLISTER
UTAH
GOLDEN BRICKS
SUPERINTENDENT

Mineral Leases
On January 10, 2004, the Company entered into an Agreement with Paymaster Resources Incorporated (“Paymaster”) to acquire Paymaster’s Mining Lease and Agreement (the “Golden Chest Lease”), and Exploration Agreement and Option to Lease with New Jersey Mining Company (the “New Jersey Exploration Agreement”) on the Golden Chest Mine. Paymaster shareholders approved the Agreement at a special meeting on February 23, 2004. The Company issued Paymaster 466,954 shares of its authorized, but unissued common stock.
In addition, in the event the properties subject to the Golden Chest Lease commence commercial production during the tenure of the New Jersey Exploration Agreement, or any lease as a result thereof, the Company will pay Paymaster an additional 1,000,000 shares of it’s authorized, but unissued, common stock. On July 4, 2005, New Jersey Mining commenced commercial mining operations, and the Company issued Paymaster the 1,000,000 additional shares.
Golden Chest Lease
The Company acquired a Mining Lease and Agreement, as amended (the “Golden Chest Lease”) with J.W. Beasley Interests LLC, the owner of the Golden Chest Mine. The Golden Chest Lease continues until July 1, 2018, with options thereafter so long as there is commercial production. The Company has no advance royalty payments, work requirements, or other holding costs with regard to the lease, and is to pay J.W. Beasley Interests an “in kind” royalty of 50% of the all royalties and other consideration received from New Jersey Mining Company throughout the tenure of New Jersey Mining’s agreements described below.
Alliance Title and Escrow Corporation of Wallace, Idaho has issued a Commitment for Title Insurance for the patented mining claims that comprise the Golden Chest Mine.
New Jersey Lease
Effective January 3, 2005, New Jersey Mining Company exercised its option and entered into a Mining Lease (the “New Jersey Lease”) with the Company on the Golden Chest Mine. The New Jersey Lease continues until July 1, 2018, with options thereafter so long as there is commercial production. Under the terms of the New Jersey Lease, the Company was issued 100,000 shares of New Jersey’s authorized, but unissued, common stock, and will receive a sliding scale Net Smelter Return (NSR) royalty of 3% if production is achieved. An additional NSR royalty, up to a maximum of 3%, is payable to the Company based on a sliding scale of increasing gold prices, adjusted to the Consumer Price Index (CPI) using June 2003 as the base, as follows:

Price of Gold, $/Troy Ounce	Additional NSR Royalty
(using December 2004 CPI) < $415	None
$415 - $467	1.0%
$467 - $519	1.5%
$519 - $570	2.0%
>$570	3%
The Company will receive additional consideration of 50,000 shares of New Jersey Mining’s authorized, but unissued, common stock for each 10,000 ounces of gold produced from the Golden Chest Mine.
Finally, the Company will receive a 1% Net Profits Royalty (NPR) from New Jersey Mining on any and all production from properties located within a 1/2-mile perimeter of the Golden Chest Mine. New Jersey Mining currently controls approximately 236 acres of unpatented mining claims that would be subject to the 1% NPR.
For the period ended December 31, 2005, the Golden Chest Lease and the New Jersey Lease are in good standing.
History
The Golden Chest Mine is the largest lode producer of gold in the Murray district producing approximately 65,000 ounces of gold from narrow high-grade veins. Gold production from the Murray district is estimated at 300,000 ounces, including 200,000 ounces from placers, predominately in the late 1800’s. The Company leases the Golden Chest Mine from J.W. Beasley Interests LLC.
In the late 1980’s, Newmont Exploration Limited, a subsidiary of Newmont Mining Corporation, spent over $545,000 on an exploration program at the Golden Chest Mine, consisting of soil and rock sampling, surface and underground mapping, and 11,133 feet of drilling. Newmont’s efforts identified a potential open pit target with significant gold mineralization, and the possible faulted off set of the Katie-Dora Vein, the principal producer of gold from the Golden Chest Mine.
Geology
Gold mineralization occurs in veins associated with a trust fault that has exploited the top of a quartzite unit on the east limb of a north-trending synclinal fold. The mineralization occurs in two types of quartz veins that are generally conformable to bedding of the Prichard Formation of Proterozoic age. Thin banded veins, occurring in argillite, contain visible gold, pyrite, arsenopyrite, galena and sphalerite. Thicker, massive veins occur in quartzite and contain pyrite, sphalerite, galena, chalcopyrite, scheelite, and rare visible gold. Gold mineralization is of Mesozoic age and related to granitic intusive rocks. Verification of the areas geology can be found from third party published reports by Philip J. Shenon (Idaho Bureau of Mines, Pamphlet No. 47), and unpublished reports by Newmont Mining Corporation.
Work Completed
During the 3rd quarter of 2005, New Jersey Mining commenced a 400 tonnes per month underground mining operations on the Katie Vein that they successfully intercepted with their exploration ramp in 2004. The Company is receiving NSR royalty revenues from this mining operation. New Jersey Mining has all necessary permits for this underground mining operation.

During the 4th quarter of 2005, New Jersey Mining completed a limited deep drilling program on the Idaho Vein. Core hole DDH-05-02 intercepted a zone 14.43 feet thick averaging 0.15 ounces of gold per ton, with a high-grade core 1.832 feet thick grading 0.453 ounces per ton. Core hole DDH-05-03 intercepted a zone 23.3 feet thick averaging 0.322 ounces per ton, with a high-grade core 8 feet thick grading 0.725 ounces of gold per ton. Subject to financing, New Jersey Mining plans additional drilling on the Idaho Vein in 2006.

Item 3.	LEGAL PROCEEDINGS
The Company is not currently involved in any legal proceedings, and is not aware of any pending or potential legal actions.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders for the year ending December 31, 2005.
PART II

Item 5.	MARKET FOR COMMON EQUITY AND RELATED STOCJHOLDER MATTERS
Market Information
The Company’s common stock trades on NASD’s OTCBB under the symbol “MTLI”. The shares were listed for trading in the third quarter of 2000.
The following table sets forth, for the respective periods indicated, the high and low bid prices for the Company’s common stock according to the OTCBB. All prices have been rounded to the nearest whole cent.

	High Bid	Low Bid
1st Quarter, 2004	$0.12	$0.10
2nd Quarter, 2004	$0.30	$0.25
3rd Quarter, 2004	$0.25	$0.25
4th Quarter, 2004	$0.25	$0.25

1st Quarter, 2005	$0.25	$0.12
2nd Quarter, 2005	$0.25	$0.20
3rd Quarter, 2005	$0.25	$0.12
4th Quarter, 2005	$0.25	$0.12
The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions, and may not represent actual transactions.
Management approved the reservation of 2,000,000 shares of the Company’s common stock for options pursuant to the 1999 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan was approved at a Special Meeting of Shareholders held on November 15, 1999. Immediately thereafter, the Company issued options to its three directors and two independent consultants, totaling 1,250,000 shares. The independent consultants are Gene George of Spokane, Washington, and Nelson Robert Howard of Lewiston, Idaho. On July 23, 2004, the Company issued two newly appointed directors 250,000 share options each.

Shareholders
There are approximately 287 shareholders of the Company’s common stock at the date hereof.
Dividend Policy
The Company has never paid a dividend, and has no plans in the immediate future to do so.
Transfer Agent
The Company’s transfer agent is Columbia Stock Transfer Company, 1602 E. Seltice Way, Suite A-#303, Post Falls, ID 83854.
Recent Sales of Unregistered Securities
On March 4, 2004, the Company issued 466,954 shares of its authorized, but unissued, common stock to Paymaster Resources Incorporated as consideration for the purchase of the Golden Chest Lease and New Jersey Exploration Agreement. The stock was issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).
On July 22, 2005, the Company issued 1,000,000 shares of its authorized, but unissued, common stock to Paymaster as additional consideration pursuant to the acquisition of the Golden Chest Lease. The stock was issued in reliance on an exemption from registration provided by Section 4(2) of the Securities Act.

Item 6.	MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating the Company’s financial condition and results of operations. The Company recommends that you read this MD&A in conjunction with its financial statements included in Item 7 of this Annual Report on Form 10-KSB.
OVERVIEW
We are engaged in the business of acquiring and managing precious and base metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to receive revenue from such projects after deducting specified costs, if any. Substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the year ended December 31, 2005, we focused on managing our existing royalty interests, Securities and Exchange Commission (“SEC”) reporting requirements, and promotion and investor-relations activities.
RESULTS OF OPERATIONS
For the year ended December 31, 2005, we had gross revenues from operations of $66,610, compared to $25,720 for the year ended December 31, 2004, from our two mining projects, the Golden Chest Mine and the Pend Oreille/Metaline Zinc Mines, broken down as follows:

Golden Chest Mine
We received $51,090 in revenues from operations at our Golden Chest Mine during 2005, versus $10,200 in 2004. Our 2005 revenues are broken down as follows: $10,090 in cash NSR royalties received from gold production; and a non-cash payment of 100,000 shares of New Jersey Mining Company (“New Jersey”) of common stock, with a fair market value of $41,000, upon the exercise of their option to lease the Golden Chest Mine. Throughout 2005, our NSR royalty percentage from gold production averaged 4%, representing a 1% increase over the base NSR royalty of 3%. We urge the readers of this annual report to review the sliding scale NSR royalty provisions contained in the New Jersey Lease previously described in Item 2 above.
Our revenues in 2004 were $10,200, and were in the form of non-cash payments totaling 20,000 shares of common stock of New Jersey as provided under the terms of the New Jersey Exploration Agreement.
Pend Oreille/Metaline Zinc Mines
We received $15,520 in advanced royalties from Teck Cominco American Incorporated (“Teck Cominco”) in 2005, the same amount we received in 2004.
Operating Profit
We had overall operating profit of $12,201 for the year ended December 31, 2005, versus an operating loss of $76,950 for the year ended December 31, 2004.
In 2005, we reduced our overall General and Administrative expenses by $48,261, to $54,409 from $102,670 in 2004. These expenses are broken down as follows:
General Expenses. We reduced our general expenses by $71,380, as follows: a $30,000 reduction in directors fees, to nil in 2005 versus $30,000 in 2004; a $37,765 reduction in property expenses, to nil in 2005 versus $37,765; and a $3,615 savings in professional fees, to $11,994 in 2005 versus $15,609 in 2004.
Directors fees in 2004 were in the form of stock options granted to two newly appointed directors, and were expensed accordingly. There were no stock options granted in 2005.
The property expense in 2004 was 466,954 shares of our common stock, valued at $37,765, issued as consideration of our acquiring the Golden Chest Lease and the New Jersey Exploration Agreement. At the time we acquired these agreements the Golden Chest Mine was not in production, and had no proven, probable, or other types of mineral reserves. Consequently, we expensed the acquisition price of $37,765.
Our reduction in professional fees of $3,615 is primarily a result of the billing cycle of our independent auditing firm.
Administrative Expenses. Our administrative expenses increased by a $23,119 in 2005, to $42,415, versus $19,296 in 2004, as follows: a $4,855 increases in promotional/investor-relations expenses, to $6,315 in 2005 versus $1,460 in 2004; and a $20,445 increase in royalty (formerly called rent) expenses, to $25,545 in 2005, versus $5,100 in 2004. These increases were offset by a $2,204 reduction in our office-oriented expenses.
Our promotional and investor relations expenses increased by $4,855 in 2005 due of a one-of-a-kind opportunity for our Company and our Golden Chest Mine project to be featured in a national televised program, independently produced by NFL Films Presents®. The program, “Silver and Gold”, aired nationally on ESPN, ESPN2 and The NFL Network in September of 2005.

In 2005, our royalty expense (formerly called rent expense) increased by $20,445, for a very good reason. Our Golden Chest Mine went into commercial production. We pay an “in-kind” royalty of 50% of the production royalties and other consideration we receive from New Jersey Mining Company to the underlying mine owner.
Our transfer agent fees decreased dramatically in 2005. We made a conscious decision in 2004 to change transfer agents, and the change resulted in a $2,304 savings. For the year ended December 31, 2005, we paid $385 in transfer agent fees, versus $2,689 in 2004.
Lastly, in 2005 we started depleting our Golden Chest Lease. For the year ended December 31, 2005, our depletion expense was $23, compared to nil for the year ended December 31, 2004.
Other Income
During the year ended December 31, 2005, our other income increased by $1,839, to $9,621, from $7,782 in 2004, due predominately to an increase in dividend income of $1,445. We recorded no loss on our 7% equity membership interest in Metaline Contact Mines LLC (“MCMLLC”) in 2005, versus a $393 loss in 2004. Our interest income remained constant at $7,659 for the years ended December 31, 2005 and 2004.
Income Before Taxes
We had a net income profit, before taxes, of $21,822 in 2005, compared to a net loss of $69,168 for the year ended December 31, 2004.
LIQUIDITY AND CAPITAL RESOURCES
We have traditionally funded our capital requirements from royalty revenues from operations, dividends earned on our cash accounts, and other income. As of December 31, 2005, our cash position was $84,772, compared to $90,652 on December 31, 2004. We have no debt, and do not expect to incur any debt in the immediate future. Professional fees and expenses related to our SEC reporting requirements, general and administration expenses, and investor-relations are our most significant cash requirements.
Provided we maintain our current level of cash-generating revenues, and with our current cash reserves, we will be able to satisfy our anticipated cash expenditure requirements for some time, perhaps 5-years, without the infusion of additional capital. Our sources of additional capital include:
(a)	Collection of Receivables. We have a related party receivable from Nor-Pac Limited Company (“Nor-Pac”) of $109,413, with accrued interest of $38,296, as of December 31, 2005. Nor-Pac owns approximately 81% of our outstanding shares, and has related directors. Accordingly, we believe we have the ability to collect this receivable in the event of a shortfall of cash.
(b)	Increase Royalty Revenues. Increasing royalty revenues from our current mining projects is under the sole control of third parties; namely, Teck Cominco and New Jersey Mining Company.

Other factors that could impact increased royalty revenues include: changes in precious and base metals prices; unanticipated grade, geological, metallurgical, processing or other problems at our mining projects; changes in project parameters as plans of the operators are refined; and other economic and market conditions.

(c)	Sale of Company’s Common Stock. There are no assurances that we would be able to sell shares of our authorized, but unissued, common stock on acceptable terms. Additionally, any such sales of shares could be dilutive to our shareholders.
(d)	Sale of Certain Assets. We own 60,000 shares of New Jersey common stock with a recorded value of $25,600, which shares could be sold pursuant to Rule 144 of the Securities Act of 1933, as amended.

Item 7. FINANCIAL STATEMENTS
METALINE CONTACT MINES

The Board of Directors
Metaline Contact Mines
Murray, Idaho
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We have audited the accompanying balance sheets of Metaline Contact Mines as of December 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Metaline Contact Mines as of December 31, 2005 and 2004, and the results of its operations, stockholders’ equity and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
Williams & Webster, P.S.
Certified Public Accountants
Spokane, Washington
March 22, 2006

METALINE CONTACT MINES
BALANCE SHEETS

	December 31,	December 31,
	2005	2004
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$82,772	$90,652
Prepaid expenses	2,000	—

Total Current Assets	84,772	90,652

OTHER ASSETS
Related party receivable	109,413	109,413
Accrued interest — related party receivable	38,296	30,637
Investments	25,600	5,100
Website, net of amortization	583	917
Other assets	250	350
Mineral lease, net of depletion	249,977	—

Total Other Assets	424,119	146,417

TOTAL ASSETS	$508,891	$237,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Unearned royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,783,189 and 13,783,189 issued and outstanding, respectively	776,570	726,570
Additional paid-in capital	483,040	283,040
Stock options	47,907	47,907
Accumulated deficit	(802,506)	(824,328)

Total Stockholders’ Equity	505,011	233,189

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$508,891	$237,069

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
REVENUES
Royalty income	$66,610	$25,720

GENERAL AND ADMINISTRATIVE EXPENSES
Administrative expenses	42,415	19,296
Directors fees	—	30,000
Property expense	—	37,765
Professional fees	11,994	15,609

TOTAL EXPENSES	54,409	102,670

OPERATING INCOME (LOSS)	12,201	(76,950)

OTHER INCOME (EXPENSE)
Dividend income	1,962	517
Interest income	7,659	7,658
Loss from investment in LLC	—	(393)

TOTAL OTHER INCOME	9,621	7,782

INCOME (LOSS) BEFORE TAXES	21,822	(69,168)

INCOME TAX EXPENSE	—	—

NET INCOME (LOSS)	$21,822	$(69,168)

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	14,283,189	14,395,862

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENT OF STOCKHOLDERS’ EQUITY

			Additional			Total
	Common Stock		Paid-in	Stock	Accumulated	Stockholders’
	Shares	Amount	Capital	Options	Deficit	Equity
Balance, December 31, 2003	14,064,300	$703,222	$302,165	$17,907	$(755,161)	$268,133

Common stock issued at $0.08 per share for property expense	466,954	23,348	14,417	—	—	37,765

Stock options issued for directors’ fees	—	—	—	30,000	—	30,000

Reacquisition of common stock	(748,065)	—	(33,542)	—	—	(33,542)

Net loss for the year ended December 31, 2004	—	—	—	—	(69,168)	(69,168)

Balance, December 31, 2004	13,783,189	726,570	283,040	47,907	(824,328)	233,189

Common stock issued at $0.04 per share for Golden Chest Mine lease	1,000,000	50,000	200,000	—	—	250,000

Net income for the year ended December 31, 2005	—	—	—	—	21,822	21,822

Balance, December 31, 2005	14,783,189	$776,570	$483,040	$47,907	$(802,506)	$505,011

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$21,822	$(69,168)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization and depletion expense	357	83
Loss in LLC investment	—	393
Royalty expense paid with NJMC stock	20,500	5,100
Royalty income received in NJMC stock	(41,000)	(10,200)
Common stock issued in payment of expenses	—	37,765
Stock options issued for directors’ fees	—	30,000
Changes in assets and liabilities:
Increase in accrued interest receivable	(7,659)	(7,658)
Increase in prepaid expenses and other assets	(1,900)	(350)

Net cash (used) by operating activities	(7,880)	(14,035)

CASH FLOWS USED BY INVESTING ACTIVITIES:
Website	—	(1,000)

Net cash used by investing activities	—	(1,000)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	—

Net decrease in cash and cash equivalents	(7,880)	(15,035)

Cash at beginning of period	90,652	105,687

Cash at end of period	$82,772	$90,652

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued in payment of expenses	$—	$37,765
Common stock issued in payment of mineral lease	$250,000	$—
Stock options issued for directors’ fees	$—	$30,000
Reacquisition of common stock	$—	$33,542
Royalty expense paid with NJMC stock	$20,500	$5,100
Royalty income received in NJMC stock	$41,000	$10,200
Investment in NJMC under exploration agreement	$—	$5,100
The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
The Company’s fiscal year-end is December 31.
NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
This summary of significant accounting policies of the Company is presented to assist in understanding its financial statements. The financial statements and notes are representations of the Company’s management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States and have been consistently applied in the preparation of the financial statements.
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
Concentration of Risk
The Company maintains its cash in primarily one money market account, the funds which are not insured by the Federal Deposit Insurance Corporation. The balances in that account were $82,116 and $89,850 at December 31, 2005 and 2004, respectively. Further, the Company’s sole source of revenues currently is royalty income received under mineral property leases with Teck Cominco American Incorporated and New Jersey Mining Company. See Note 6.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
Depletion
The Company uses the units-of-production method to deplete the value of its Golden Chest Mine mineral lease based on the economic studies conducted determining the proven and probable reserves, and inferred resource. The mine went into production during the 2005 year, extracting 564 ounces of gold at a 4% royalty rate for the Company. The accumulated depletion was $23 at December 31, 2005.
Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, the last of which is effective June 30, 2003. These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
If certain conditions are met, a derivative may be specifically designed as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.
During the years ended December 31, 2005 and 2004, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.
Earning Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share for Metaline Contact Mines includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflected the potential dilution of securities that could share in the earnings of an entity. There are 1,750,000 stock options of common share equivalents outstanding at December 31, 2005. Basic earnings per share and diluted earnings per share are the same, because under the treasury stock method of calculating diluted earnings per share, the options would be antidilutive.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
Fair Value of Financial Instruments
The carrying amounts for cash, receivables, investments, accounts payable and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2005 and 2004.
Income Tax
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
Notes Receivable
The Company maintains its notes receivable at face value, plus any accrued interest on the note. The note is still collectible and not considered impaired. The accumulated interest on the note was $38,296 and $30,637 at December 31, 2005 and 2004, respectively.
Recent Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” (hereinafter “SFAS No. 154”) which replaces Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements – An Amendment of APB Opinion No. 28”. SFAS No. 154 provides guidance on accounting for and reporting changes in accounting principle and error corrections. SFAS No. 154 requires that changes in accounting principle be applied retrospectively to prior period financial statements and is effective for fiscal years beginning after December 15, 2005. The Company does not expect SFAS No. 154 to have a material impact on its financial position, results of operations, or cash flows.
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”), “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” FIN 47 clarifies the scope and timing of liability recognition for conditional asset retirement obligations under SFAS No. 143 and is effective no later than the end of our 2005 fiscal year. The Company does not expect FIN 47 to have a material impact on our consolidated financial position, results of operations or cash flows.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 153, “Accounting for Certain Financial Instruments with

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
Characteristics of Both Liabilities and Equity” (hereinafter SFAS No. 150”). SFAS No. 150 establishes standards for classifying and measuring certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of those instruments were classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has determined that there was no impact to its financial statements from the adoption of this statement.
In December 2004, the Financial Accounting Standards Board issued a revision to Statement of Financial Accounting Standards No. 123R, “Accounting for Stock Based Compensations.” This statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123. This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The Company has determined that there is no material impact to its financial statements from the adoption of this statement because the Company had previously adopted SFAS 123.
Revenue Recognition
The Company recognizes revenue when the royalty income received is earned.
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
NOTE 3 – INVESTMENT IN LLC
On October 30, 1996, the Company organized a Delaware limited liability company, Metaline Contact Mines LLC (hereinafter “The LLC”). Upon organization of The LLC, the Company transferred substantially all of its assets (primarily real property surface rights and timber) to The LLC. At the time of The LLC formation, the Company was the sole managing member in The LLC, representing 100% ownership. In 1998, the majority of the Company’s interest in The LLC was expensed in connection with the sale of the Majority of The LLC’s assets.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
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
In the year ended December 31, 2004, the Company recorded a loss on its investment in The LLC of $393. In November of 2004, the Company wrote down its recorded membership interest in The LLC in consideration of the reacquisition of 748,065 shares of its common stock. As a result of this transaction, the Company’s investment in The LLC was reduced to $0 as The LLC capital account had a negative balance at December 31, 2004.
NOTE 4 – MINERAL PROPERTIES
Pend Oreille/Metaline Zinc Mines
The Company is receiving royalty payments related to a lease agreement with Teck Cominco American, Inc. (hereinafter “Teck Cominco”). Under the terms of the agreement, Teck Cominco has the right to explore, develop, and mine the Company’s underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Teck Cominco is currently obligated to pay the Company $3,880 per quarter, with ascending quarterly increments at each successive five year interval. The lease characterizes the aforementioned quarterly disbursements as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the Company. The lease agreement gives Teck Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term. From the inception of the lease through December 31, 2005, the Company has received $121,139 in payments from Teck Cominco.
Golden Chest Mine
In January 2004, the Company issued 466,954 shares of its common stock to Paymaster Resources Incorporated (hereinafter “Paymaster”), a related party (due to common officers and directors), in order to acquire Paymaster’s interest in the Golden Chest Mine minerals lease to patented mining claims in Shoshone County, Idaho. In this transaction, the Company also acquired Paymaster’s interest in an exploration agreement with New Jersey Mining Company, which relates to the aforementioned mining claims. On July 22, 2005, the Company issued an additional 1,000,000 shares of its authorized, but unissued, common stock to Paymaster pursuant to the Company’s agreement to acquire the lease on the Golden Chest Mine from Paymaster in the event the properties subject to the lease ever went into “commercial production” as defined in the agreement. Golden Chest Mine went into commercial production on July 4, 2005. The Company capitalized the share issuance at $250,000. Based on a professional economic study done the on the mine, proven reserves were determined in the amount of 255,250 ounces. The

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
Company depleted its investment in the mine by the units-of-production method. During the year ended, 564 ounces of gold were produced. The Company received a 4% royalty for the gold produced. For the year ended December 31, 2005, depletion expense related to this investment in the mine was $23.
During the year ended December 31, 2005, the Company received production royalties from New Jersey Mining Company of $10,090 from ore mined from the Golden Chest Mine. The terms of the lease require the owner of the real property (mine) to receive one-half of the royalty payments in the form of rent. Accordingly, during the year ended December 31, 2005, $5,045 is recorded as rent expense.
On January 3, 2005, the Company received 100,000 shares of New Jersey Mining Company (hereinafter “NJMC”) common stock in accordance with the terms of the aforementioned exploration agreement. In the year ended December 31, 2005, the Company recorded royalty income of $41,000 at the fair market value of the NJMC common stock received. The agreement also requires the owner of the claims to receive one-half of the royalty payments in the form of rent. Accordingly, $20,500 was recorded as royalty expense in 2005 and the remaining $20,500 has been recorded as an investment at year-end. See Notes 6 and 10.
NOTE 5 – RELATED PARTY TRANSACTIONS
During 1998, Metaline Contact Mines, LLC (“The LLC”) sold property for a net gain of $5,958,762. Metaline’s share of this gain, before adjustments of the Company’s investment from The LLC’s operating results and write down from its substantial decrease in ownership of The LLC was $507,858. The Company recorded a related party receivable of $109,413 for the balance of the distribution. Due to uncertainty as to the date this receivable will be collected, this asset together with accrued interest at the rate of 7 percent per annum is recorded as a non-current asset.
Over the years, Metaline has executed agreements with Nor-Pac Limited Company (hereinafter “Nor-Pac”), an affiliated company. In November of 2004, The LLC assigned its rights, title and interest in the Company’s aforementioned related party receivable of $109,413 and accrued interest to Nor-Pac.
The Company also pays, to the owner of the Golden Chest Mine, J.W. Beasley Interests LLC, 50% of the royalty income received from New Jersey Mining Company. During the current year ended December 31, 2005, the Company paid a total of $25,545 to this related party.
NOTE 6 – MINING LEASES AND RELATED AGREEMENTS
Pend Oreille/Metaline Zinc Mines
On September 1, 1997, the Company entered into a Mining Lease with Purchase Option with Cominco American Incorporated (now Teck Cominco American Incorporated, and hereinafter referred to as “Teck Cominco”) on the Pend Oreille/Metaline Zinc Mines. The lease is for 20

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
years, with an option for an additional 20-year period, and so long thereafter as there is commercial production from the Company’s mineral rights. Under the terms of the lease, the Company receives an advance royalty of $3,000 per quarter for the first 5 years, $4,000 per quarter for the second 5 years, $5,000 per quarter for the third 5 years, and $6,000 per quarter thereafter. The lease also provides a 3% Net Smelter Returns (“NSR”) production royalty upon the commencement of commercial production. During the first 3 years of production, the NSR royalty is fixed at $150,000 per year.
All advanced royalty payments received by the Company are considered prepayment of any NSR production royalties that may accrue to it, and may be fully recovered by Teck Cominco.
Effective March 15, 2002, Teck Cominco elected to reduce the acreage subject to the lease by approximately 187 acres, or 3%. The advanced royalty payments described above were reduced accordingly. The Company currently receives $3,880 per quarter. Beginning October 1, 2007, it will receive $5,335 per quarter, and beginning October 1, 2012, and thereafter, it will receive $5,820 per quarter in advanced royalty payments.
Under the lease, Teck Cominco is responsible for maintaining the Company’s unpatented mining claims with the BLM as described above. If Teck Cominco should fail to maintain the unpatented mining claims, the Company would be required to pay the annual maintenance fees and assessment expenditures necessary to maintain the claims in good standing. Teck Cominco is also responsible for all property taxes, and subject to all existing and probable federal, state and local governmental approvals, regulations and permits with regard to the Pend Oreille/Metaline Zinc Mines.
Golden Chest Mine
The Company acquired a mining lease and agreement, as amended (the “Golden Chest Lease”) with J.W. Beasley Interests LLC, the owner of the Golden Chest Mine. The Golden Chest Lease continues until July 1, 2018, with options thereafter so long as there is commercial production. The Company has no advance royalty payments, work requirements, or other holding costs with regard to the lease, and is to pay J.W. Beasley Interests an “in kind” royalty of 50% of the all royalties and other consideration received from New Jersey Mining Company throughout the tenure of New Jersey Mining’s agreements described below.
New Jersey Lease
Effective January 3, 2005, New Jersey Mining Company exercised its option and entered into a mining lease (the “New Jersey Lease”) with the Company on the Golden Chest Mine. The New Jersey Lease continues until July 1, 2018, with options thereafter so long as there is commercial production. Under the terms of the New Jersey Lease, the Company was issued 100,000 shares of New Jersey’s authorized, but unissued, common stock, and will receive a sliding scale net smelter return (NSR) royalty of 3% if production is achieved. An additional NSR royalty, up to a maximum of 3%, is payable to the Company based on a sliding scale of increasing gold prices, adjusted to the Consumer Price Index (CPI) using June 2003 as the base, as follows:

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005

Price of Gold, $/Troy Ounce	Additional NSR Royalty
(Using December 2004 CPI)
< $415	None
$415 - $466	1.0%
$467 - $519	1.5%
$520 - $570	2.0%
> $520	3.0%
In addition, the Company will receive 50,000 shares of New Jersey Mining’s authorized, but unissued, common stock for each 10,000 ounces of gold produced from the Golden Chest Mine.
Finally, the Company will receive a 1% net profits royalty (NPR) from New Jersey Mining on any and all production from properties located within a 1/2-mile perimeter of the Golden Chest Mine. New Jersey Mining currently controls approximately 236 acres of unpatented mining claims that would be subject to the 1% NPR.
NOTE 7 – INCOME TAXES
At December 31, 2005 and December 31, 2004, the Company had a net deferred tax asset of $218,383 and $226,000, respectively, principally arising from net operating loss carryforwards for income tax purposes, which were calculated using a 34% tax rate. This resulted in a decrease to the net deferred tax asset of approximately $7,617 for the year-end.
At December 31, 2005, as management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.
At December 31, 2005, the Company has a net operating loss carryforward of approximately $642,304, which will fully expire in the year 2025.
NOTE 8 – COMMON STOCK
During the year ended December 31, 2005, the Company issued 1,000,000 shares of its common stock at $0.25 per share for the acquisition of the mining claims (see Note 4).
During the year ended December 31, 2004, the Company issued 466,954 shares of its common stock at $0.08 per share for acquisition of the mining claims (see Note 4). Additionally, the Company reacquired 748,065 shares of its common stock through a distribution made to the Company by Metaline Contact Mines LLC. The Company owns a 7% interest in Te LLC (see Note 3). At December 31, 2004, the reacquired shares are considered authorized and unissued.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2005
NOTE 9 – STOCK OPTIONS
The Company did not engage in stock option activity during the year ended December 31, 2005. During the year ended December 31, 2004, the Company granted 500,000 options for directors’ fees. The fair value of the options granted during 2004 was estimated at $0.06 using the Black-Scholes Option Price Calculation. The following assumptions were made to estimate fair value: the risk-free interest rate is 3.9%, volatility is 33%, and the expected life of the options is five years. Accordingly, $30,000 of option expense was recorded in the Company’s financial statements as directors’ fees. In accordance with Financial Accounting Standard No. 123 paragraph 115, this expense was deemed to be an estimate, subject to adjustment by decreasing the expense in the period of forfeiture.
Summarized information about stock options outstanding and exercisable at December 31, 2005 is as follows:

Options Outstanding				Options Exercisable
	Number of	Weighted
	Shares	Average	Weighted		Weighted
	Under	Remaining	Average	Number of	Average
Exercise	Outstanding	Contractual	Exercise	Shares	Exercise
Price	Options	Life (Years)	Price	Exercisable	Price
$0.06	500,000	3.87	$0.06	500,000	$0.06
0.125	1,000,000	3.87	0.125	1,000,000	0.125
0.15	250,000	3.87	0.15	250,000	0.15

$0.06-0.15	1,750,000	3.87	$0.11	1,750,000	$0.11

Item 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There have been no changes in or disagreements with the Company’s accountants and auditors on accounting and financial disclosure during the Company’s two most recent fiscal years.

Item 8A.	CONTROLS AND PROCEDURES
Annual Evaluation of the Company’s Disclosure Controls and Internal Controls
As of December 31, 2005, the Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (“Disclosure Controls”), and its “internal controls and procedures for financial reporting” (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). Rules adopted by the SEC require that in this section of the Annual Report the Company present the conclusions of the CEO and the CFO about the effectiveness of it’s Disclosure Controls and Internal Controls based on and as of the date of the Controls Evaluation.
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
Scope of the Controls Evaluation
The CEO/CFO evaluation of the Company’s Disclosure Controls and Internal Controls include a review of the controls’ objectives and design, the controls’ implementation by the Company and the effect of the controls’ on the information generated for use in this Annual Report. In the course of the Controls Evaluation, management sough to identify data errors, controls problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. This type of evaluation will be done on a quarterly basis so that the conclusions concerning controls effectiveness can be reported in the Company’s Quarterly Reports on Form 10-QSB and Annual Report on Form 10-KSB. The Company’s Internal Controls are also evaluated on an on-going basis by it’s independent auditors in connection with their audit and review activities. The overall goals of these various evaluation activities are to monitor our Disclosure Controls and our Internal Controls and make modifications as necessary; our intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including the improvements and corrections) as conditions warrant.
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
In accord with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no changes in Internal Controls or in other factors that could affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.
Conclusions
Based upon the Controls Evaluation, the Company’s CEO and CFO have concluded that its Disclosure Controls are effective to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when its periodic reports are being prepared, and that its Internal Controls are effective to provide reasonable assurance that the Company’s financial statements are fairly presented in conformity with generally accepted accounting principles.
PART III

Item 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Directors are elected by shareholders at each annual shareholders meeting to hold office until the next meeting of shareholders or until their respective successors are elected and qualified.
Richard L. Howell, age 71, is the President, Chief Executive Officer, and a Director of the Company. From 1978 to 1995, Mr. Howell was the Personal Representative of the Estate of Nelson R. Howard and Trustee of the Testamentary Trust created under the Will of Nelson R. Howard. From 1995 to June 1, 2000, Mr. Howell was the Manager of Golconda Limited Company, the successor to the Nelson Howard Trust. Mr. Howell serves as an officer, director, and/or governor of a number of privately-owned land, timber, and junior resource companies.

John W. Beasley, age 60, is the Secretary, Treasurer, Chief Financial Officer, and a Director of the Company. He holds a Bachelor of Science degree in Agricultural Economics from the University of California at Berkeley. From 1967 to 1975, Mr. Beasley was a professional athlete in the National Football League. From 1976 to 1982, he held numerous management positions with the Gulf Consolidated Services organization, including Vice President — Eastern Hemisphere in London, England. From 1992 to the present, Mr. Beasley has been President and Manager of J.W. Beasley Interests LLC. Mr. Beasley serves as an officer, director and/or governor of a number of privately-owned of land, timber, and junior resource companies.
Ed Pommerening, age 59, is a Director of the Company. He holds a Bachelor of Science degree in Forestry from the University of Idaho. From 1974 to 1982, Mr. Pommerening was the Forester for The Bunker Hill Company, and from 1982 to 1991 for the Bunker Limited Partnership. From 1991 through 1993, Mr. Pommerening was the Forester for Pintlar Corp. From 1993 to the present, Mr. Pommerening has been the President and Manager of Riverview Timber Services LLC. Mr. Pommerening serves as an officer, director and/or governor for several privately-owned timber and junior resource companies.
Jack W. Kendrick, age 62, is a Director of the Company. He was the President and a Director of the Company from 1980 – 1998. Mr. Kendrick holds a Bachelor of Science degree in Accounting from the University of Montana. From 1977 to 1979, Mr. Kendrick was the Chief Financial Officer, and from 1979 to 1982, the Chief Executive Officer of the Bunker Hill Company. From 1982 to the present, Mr. Kendrick is the President and Chief Executive Officer of BHP Properties Inc., the General Partner of Bunker Limited Partnership.
David O. Baldwin, age 51, is a Director of the Company. He holds a Bachelor of Science degree in Geology from the University of Montana, and a Master’s degree in Hydrogeology from Montana Tech of the University of Montana. Mr. Baldwin is a former exploration geologist for Cominco American Incorporated, predecessor to Teck Cominco American Incorporated. From 2000 to the present, Mr. Baldwin has been a Principal and Senior Hydrologist for Water-Right Solutions Inc.
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

Item 10.	EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE

Name				Other	Restricted	Securities
and				Annual	Stock	Underlying	LTIP	All Other
Principal		Salary	Bonus	Comp	Awards	Options	Payouts	Compensation
Position	Year	($)	($)	($)	($)	(#)	($)	($)

Richard	2003	0	0	0	0	0	0	1,400
Howell,	2004	0	0	0	0	0	0	0
President	2005	0	0	0		0	0	0
and Director

John	2003	0	0	0	0	0	0	1,400
Beasley,	2004	0	0	0	0	0	0	0
Secretary	2005	0	0	0	0	0	0	0
and Director

Ed	2003	0	0	0	0	0	0	1,400
Pommerening Director	2004	0	0	0	0	0	0	0
	2005	0	0	0	0	0	0	0

Jack	2004	0	0	0	0	250,000	0	0
Kendrick	2005	0	0	0	0	0	0	0

David	2004	0	0	0	0	250,000	0	0
Baldwin	2005	0	0	0	0	0	0	0

Option Grants Last Fiscal Year
There were no options granted during the year ended December 31, 2005.
                     Aggregated Option Exercises and Fiscal Year-End Option Value Table
There were no options exercised during the year ended December 31, 2005.
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

	(2)	(3)
	Name and	Amount and		(5)
	Address of	Nature of		Amount and (Percent)
(1)	Beneficial	Beneficial	(4)	of Class if All Warrants
Title of Class	Owner	Owner	Percent of Class	are Exercised

Common	Nor-Pac Limited	11,968,578	81%	11,968,578	(77.1%)
	Company	Direct Owner
	P.O. Box 387
	Murray, ID 83874 (1)

Common	Richard L. Howell	2,992,145	20.2%	3,242,145	(19.6%)
	1509 Hemlock	Indirect Owner
	Lewiston, ID 83501

Common	Ed Pommerening	2,992,145	20.2%	3,242,145	(19.6%)
	P.O. Box 369	Indirect Owner
	Pinehurst, ID 83850

Common	John W. Beasley	1,496,072	10.9%	1,746,072	(10.6%)
	P.O. Box 387	Indirect Owner
	Murray, ID 83874

Common	Paymaster Resources	1,466,954	9.9%	1,466,954	(8.9%)
	Incorporated	Direct Owner
	P.O. Box 387
	Murray ID 83874

Common	Jack W. Kendrick	0	0	250,000	(1.5%)
	3910 E. 48th Ave.
	Spokane, WA 99223

Common	David O. Baldwin	0	0	250,000	(1.5%)
	81 Thunder Ridge
	Clancy, MT 59634

Common	Directors and	7,483,362	54.3%	8,730,362	(52.8%)
	Executive Officers	Indirect Owner
	as a group

Note 1:	Richard L. Howell is the Trustee of the R.L. and M.D. Howell Trust, owner of a 25% equity membership interest in Nor-Pac; Ed Pommerening is the owner of a 25% equity membership interest in Nor-Pac; and John W. Beasley is the Manager of J.W. Beasley Interests LLC, a member (as to 50%) of G.G.J.B. & K.G.P.B. Holdings Limited Company (hereinafter “GGJB”). GGJB is the owner of a 25% equity membership interest in Nor-Pac. By virtue of those entities’ interests in Nor-Pac, Messrs. Howell, Beasley and Pommerening are considered as being “indirect” owners of the above shares.

In addition, Messrs. Howell, Beasley, and Pommerening are Directors in Paymaster Resources Incorporated, a “C” corporation, and own shares therein.
There are no arrangements, written or oral, which may result in a change in control of the Company.

Item 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
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
Nor-Pac Limited Company, an Idaho limited liability company, owns 11,968,578 shares of the Company representing 81% of its outstanding shares.
The Company has not transacted any business with promoters, nor have any of its assets been or are to be acquired from promoters.

Item 13.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits required by Item 601 of Regulation S-B:

Exhibit No.	Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Omitted Exhibits are incorporated by reference to the Company’s Registration Statement on Form 10-SB, as amended; SEC File No. 0-31025.

(b)	A Form 8-K was filed on January 6, 2005, as amended on August 9, 2005, announcing the issuance of 1,000,000 shares of the Company authorized, but unissued, common stock to Paymaster Resources Incorporated as the final payment on the acquisition of the Golden Chest Lease.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Audit Fees
The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended December 31, 2005 and 2004, and the review for the financial statements included in the Company’s quarterly reports on Form 10-QSB during those fiscal years, were $11,994 and $15,000 respectively.
Audit Related Fees
The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the Company’s financial statements, and not reported under “Audit Fees” above.
Tax Fees
The aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2005 have not been received by the Company as of the date of this annual report. Tax services provided for the year ended December 31, 2004 were $607.50.
All Other Fees
The Company incurred no other fees during the last two fiscal years for products and services rendered by the Company’s principal accountant.
SIGNATURE
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

METALINE CONTACT MINES

By:	/s/ Richard L. Howell	Date: 3/24/06

Richard L. Howell, President
(Principal Executive Officer)

By:	/s/ John W. Beasley	Date: 3/24/06

John W. Beasley, Secretary/Treasurer
(Principal Financial Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Richard L. Howell	Date: 3/24/06

Richard L. Howell
Director

By:	/s/ John W. Beasley	Date: 3/24/06

John W. Beasley
Director

By:	/s/ Ed Pommerening	Date: 3/24/06

Ed Pommerening
Director

By:	/s/ Jack W. Kendrick	Date: 3/24/06

Jack W. Kendrick
Director

By:	/s/ David O. Baldwin	Date: 3/24/06

David O. Baldwin
Director