Form 10QSB
period 2006-03-31
METALINE CONTACT MINES
filed 2006-05-15
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period from 1-01-06 to 3-31-06

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.

For the transition period from _______________________ to ____________________________

Commission file number 000-31025
METALINE CONTACT MINES

(Exact name of small business issuer as specified in its charter)

Washington	91-0779945
(State or jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
W. 3848 Turtle Patch Road, Pine River WI 54965

(Address of principal executive offices)
920-987-5317

(Issuer’s telephone number
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date:        14,783,189
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

2

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The Company has prepared the unaudited financial statements presented below in accordance with accounting principles generally accepted in the United States for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements have, however, been reviewed by the Company’s independent auditors, Williams & Webster, P.S., using professional standards and procedures for conducting such reviews established by generally accepted auditing standards, and we include herewith their report. It is the opinion of the Company’s management that all adjustments considered necessary for the fair presentation of the interim financial statements have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

METALINE CONTACT MINES
BALANCE SHEETS

	March 31,
	2006	December 31,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$78,308	$82,772
Prepaid expenses	5,000	2,000

Total Current Assets	83,308	84,772

OTHER ASSETS
Related party receivable	109,413	109,413
Accrued interest — related party receivable	40,211	38,296
Investments	25,600	25,600
Website, net of amortization	500	583
Other assets	250	250
Mineral lease, net of depletion	249,968	249,977

Total Other Assets	425,942	424,119

TOTAL ASSETS	$509,250	$508,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$138	$—
Unearned royalty income	3,880	3,880

Total Current Liabilities	4,018	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,783,189 Shares issued and outstanding, respectively	776,570	776,570
Additional paid-in capital	483,040	483,040
Stock options	47,907	47,907
Accumulated deficit	(802,285)	(802,506)

Total Stockholders’ Equity	505,232	505,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$509,250	$508,891

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(unaudited)	(unaudited)
REVENUES
Royalty income	$8,169	$44,880

GENERAL AND ADMINISTRATIVE EXPENSES
Administrative expenses	10,462	23,940
Directors fees	—	—
Property expense	—	—
Professional fees	—	—

TOTAL EXPENSES	10,462	23,940

OPERATING INCOME (LOSS)	(2,293)	20,940

OTHER INCOME (EXPENSE)
Dividend income	599	307
Interest income	1,915	1,915

TOTAL OTHER INCOME	2,514	2,222

INCOME BEFORE TAXES	221	23,162

INCOME TAX EXPENSE	—	—

NET INCOME	$221	$23,162

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	14,783,189	13,783,189

The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,	March 31,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$221	$23,162
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization and depletion expense	92	—
Royalty expense paid with NJMC stock	—	20,500
Royalty income received in NJMC stock	—	(41,000)
Changes in assets and liabilities:
Increase in accrued interest receivable	(1,915)	(1,915)
Increase in prepaid expenses and other assets	(3,000)	(2,916)
Increase in accounts payable	138	—

Net cash (used) by operating activities	(4,464)	(2,169)

CASH FLOWS USED BY INVESTING ACTIVITIES:	—	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	—

Net decrease in cash and cash equivalents	(4,464)	(2,169)

Cash at beginning of period	82,772	90,652

Cash at end of period	$78,308	$88,483

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH TRANSACTIONS:
Royalty expense paid with NJMC stock	$—	$20,500
Royalty income received in NJMC stock	$—	$41,000
The accompanying notes are an integral part of these financial statements.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006

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
The Company’s fiscal year-end is December 31.
NOTE 2 — BASIS OF PRESENTATION
The foregoing unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B as promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, these financial statements do not include all of the disclosures required by generally accepted accounting principles in the United States of America for complete financial statements. These unaudited interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.
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
Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Concentration of Risk
The Company maintains its cash in primarily one money market account, in which the funds are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $88,107 and $78,251 at March 31, 2005 and March 31, 2006, respectively. Further, the Company’s sole source of revenues currently is royalty income received under mineral property leases with Teck Cominco American Incorporated and New Jersey Mining Company.
Derivative Instruments
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (hereinafter “SFAS No. 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB No. 133” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, and SFAS 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140.” These statements establish and clarify accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.
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

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006

During the period ended March 31, 2006 and the year ended December 31, 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.
Earning Per Share
The Company has adopted Statement of Financial Accounting Standards No. 128, which provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share for Metaline Contact Mines includes no dilution and is computed by dividing net income available to common shareholders by the weighted average common shares outstanding for the period. Diluted earnings per share reflected the potential dilution of securities that could share in the earnings of an entity. There are 1,750,000 stock options of common share equivalents outstanding at March 31, 2006. Basic earnings per share and diluted earnings per share are the same, because under the treasury stock method of calculating diluted earnings per share, the options would be antidilutive.
Fair Value of Financial Instruments
The carrying amounts for cash, receivables, investments, accounts payable and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at March 31, 2006 and December 31, 2005.
Investments
The Company has two investments. It accounts for its investment in Metaline Contact Mines, LLC using the equity method of accounting. The Company accounts for its investment in New Jersey Mining Company using the cost method of accounting. See Note 4.
Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006

elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.
In February 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an Amendment of FASB Standards No. 133 and 140” (hereinafter “SFAS No. 155”). This statement established the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative that otherwise would require bifurcation under SFAS No. 133 as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity (“SPE”) may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially and subsequently measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No. 140 previously prohibited a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.
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
NOTE 4 — MINERAL PROPERTIES
Pend Oreille/Metaline Zinc Mines
The Company is receiving royalty payments related to a lease agreement with Teck Cominco American, Inc. (hereinafter “Teck Cominco”). Under the terms of the agreement, Teck Cominco has the right to explore, develop, and mine the Company’s underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Teck Cominco is currently obligated to pay the Company $3,880 per quarter, with

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006

ascending quarterly increments at each successive five year interval. The lease characterizes the aforementioned quarterly disbursements as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the Company. The lease agreement gives Teck Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term. From the inception of the lease through March 31, 2006, the Company has received $125,019 in payments from Teck Cominco.
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
During the quarter ended March 31, 2006, the Company received production royalties from New Jersey Mining Company of $4,289 from ore mined from the Golden Chest Mine. The terms of the lease require the owner of the real property (mine) to receive one-half of the royalty payments in the form of rent. Accordingly, during the quarter ended March 31, 2006, $2,145 is recorded as royalty expense.
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

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 6 — INCOME TAXES
At March 31, 2006, the Company had a net deferred tax asset of approximately $96,000, principally arising from net operating loss carryforwards for income tax purposes, which was calculated using a 34% tax rate. This resulted in a decrease to the net deferred tax asset of approximately $220 for the three months ended March 31, 2006. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.
At March 31, 2006, the Company has a net operating loss carryforward of approximately $642,000, which will fully expire in the year 2026.
NOTE 7 — STOCK OPTIONS
The Company did not engage in stock option activity during the first quarter of 2006. Summarized information about stock options outstanding and exercisable at March 31, 2006 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$0.06	500,000	3.62	$0.06	500,000	$0.06
0.125	1,000,000	3.62	0.125	1,000,000	0.125
0.15	250,000	3.62	0.15	250,000	0.15

$0.06-0.15	1,750,000	3.62	$0.11	1,750,000	$0.11

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to provide information to assist you in better understanding and evaluating the Company’s financial condition and results of operations. The Company recommends that you read this MD&A in conjunction with its Financial Statements included in Item 1 of this Quarterly Report on Form 10-QSB.
OVERVIEW
Metaline Contact Mines (hereinafter “Metaline”, “Company”, “we”, “us”, or “our”) is engaged in the business of acquiring and managing precious and base metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to receive revenue from such projects after deducting specified costs, if any. Substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended March 31, 2006, we focused on managing our existing royalty interests, Securities and Exchange Commission (“SEC”) reporting requirements, and promotion and investor-relations activities.
RESULTS OF OPERATIONS
For the quarter ended March 31, 2006, we had gross revenues from operations of $8,169, compared to $44,880 for the quarter ended March 31, 2005, from our two mining projects, the Golden Chest Mine and the Pend Oreille/Metaline Zinc Mines, broken down as follows:
Golden Chest Mine
We received $4,289 in revenues from operations at our Golden Chest Mine during the first quarter of 2006, in the form of actual NSR production royalties. Our revenues in 2005 were $41,000, in the form of a non-cash payment of 100,000 shares of common stock of New Jersey as provided under the terms of our agreements with New Jersey. The Golden Chest Mine did not commence commercial production until the third quarter of 2005. Therefore, there are no comparison figures available. However, during the first quarter of 2006, our NSR royalty percentage from gold production averaged 5%, representing a 2% increase over the base NSR royalty of 3%, and a 1% increase over the entirety of 2005.
Pend Oreille/Metaline Zinc Mines
We received $3,880 in advanced royalties from Teck Cominco American Incorporated (“Teck Cominco”) for the first quarter of 2006, the same amount we received during the same period in 2005.
Operating Loss
We had overall operating loss of $2,293 for the quarter ended March 31, 2006, versus an operating profit of $20,940 for the quarter ended March 31, 2005.
In the first quarter of 2006, we reduced our overall General and Administrative expenses by $13,478, to $10,462 from $23,940 in 2005. These expenses are broken down as follows: a reduction of $18,355 in royalty expense, which was primarily offset by a $2,811 increase in professional fees, and a $2,555 increase in consulting fees.

The decrease in royalty expense was a result of our not receiving a one-time non-cash payment of $41,000 in New Jersey Mining Company common stock in 2006 as we did in 2005, of which we paid an “in-kind” royalty of 50% to the underlying mine owner pursuant to the terms of the Golden Chest Lease.
The increase in professional fees of $2,811 is a result of the billing cycle of our independent auditing firm. The increase of $2,555 in consulting fees was due to our consulting mining engineering firm collecting and evaluating exploration data generated by Teck Cominco on our Pend Oreille/Metaline Zinc Mines mineral holdings. Under the terms of the New Cominco Lease, Teck Cominco is required to provide us with all non-interpretative data, and it is our responsibility to evaluate said data.
We recorded a depletion expense of $9 for the quarter ended March 31, 2006.
Other Income
During the quarter ended March 31, 2006, our other income increased by $292, to $2,514, from $2,222 in 2005, due to an increase in dividend income of $292.
Income Before Taxes
We had a net income profit, before taxes, of $221 in the first quarter of 2006, compared to a net profit of $23,162 for the quarter ended March 31, 2005.
LIQUIDITY AND CAPITAL RESOURCES
We have traditionally funded our capital requirements from royalty revenues from operations, dividends earned on our cash accounts, and other income. As of March 31, 2006, our cash position was $78,308, compared to $82,772 on March 31, 2005. We have no debt, and do not expect to incur any debt in the immediate future. Professional fees and expenses related to our SEC reporting requirements, general and administration expenses, and investor-relations are our most significant cash requirements.
Provided we maintain our current level of cash-generating revenues, and with our current cash reserves, we will be able to satisfy our anticipated cash expenditure requirements for some time, perhaps 5-years, without the infusion of additional capital. Our sources of additional capital include:
(a)	Collection of Receivables. We have a related party receivable from Nor-Pac Limited Company (“Nor-Pac”) of $109,413, with accrued interest of $40,211, as of March 31, 2006. Nor-Pac owns approximately 81% of our outstanding shares, and has related directors. Accordingly, we believe we have the ability to collect this receivable in the event of a shortfall of cash.
(b)	Increase Royalty Revenues. Increasing royalty revenues from our current mining projects is under the sole control of third parties; namely, Teck Cominco and New Jersey Mining Company.

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
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as March 31, 2006, have concluded that the Company’s disclosure controls and procedures were effective for this purpose.
Changes in Internal Controls
There was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting during the quarter ended March 31, 2006.
For further information refer to the Controls and Procedures section in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, incorporated herein by reference.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not a party to any legal proceedings, and management is not aware of any threatened litigation, claims or assessments.
ITEM 2. CHANGES IN SECURITIES
There have been no changes in securities for the quarter ended March 31, 2006.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no reports filed on Form 8-K during the quarter ended March 31, 2006.
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 15th day of May, 2006	METALINE CONTACT MINES
	By:	/s/ John W. Beasley

John W. Beasley Secretary/Treasurer/CFO