Form 10QSB
period 2006-06-30
METALINE CONTACT MINES
filed 2006-08-07
CIK 1113006

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period from 4-01-06 to 6-30-06

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT.
For the transition period from                      to
Commission file number 000-31025
METALINE CONTACT MINES
(Exact name of small business issuer as specified in its charter)

Washington	91-0779945

(State or jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)
8601 Prichard Creek Road, Murray ID 83874
(Address of principal executive offices)
920-987-5317
(Issuer’s telephone number
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date: 14,883,189
Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☑

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The Company has prepared the unaudited financial statements presented below in accordance with accounting principles generally accepted in the United States for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is the opinion of the Company’s management that all adjustments considered necessary for the fair presentation of the interim financial statements have been included. Operating results for the three-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

METALINE CONTACT MINES
BALANCE SHEETS

	June 30,
	2006	December 31,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$87,766	$82,772
Prepaid expenses	—	2,000

Total Current Assets	87,766	84,772

OTHER ASSETS
Related party receivable	100,000	109,413
Accrued interest — related party receivable	42,125	38,296
Investments	25,600	25,600
Website, net of amortization	417	583
Other assets	250	250
Mineral lease, net of depletion	249,959	249,977

Total Other Assets	418,351	424,119

TOTAL ASSETS	$506,117	$508,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Unearned royalty income	$3,880	$3,880

Total Current Liabilities	3,880	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,883,189 and 14,783,189 shares issued and outstanding, respectively	781,570	776,570
Additional paid-in capital	503,040	483,040
Stock options	47,907	47,907
Accumulated deficit	(830,280)	(802,506)

Total Stockholders’ Equity	502,237	505,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506,117	$508,891

The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
REVENUES
Royalty income	$9,069	$5,204	$17,238	$50,084

GENERAL AND ADMINISTRATIVE EXPENSES
Administrative expenses	39,734	12,403	50,196	36,343

TOTAL EXPENSES	39,734	12,403	50,196	36,343

OPERATING INCOME (LOSS)	(30,665)	(7,199)	(32,958)	13,741

OTHER INCOME (EXPENSE)
Dividend income	755	427	1,354	734
Interest income	1,915	1,914	3,830	3,829

TOTAL OTHER INCOME	2,670	2,341	5,184	4,563

INCOME (LOSS) BEFORE TAXES	(27,995)	(4,858)	(27,774)	18,304

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(27,995)	$(4,858)	$(27,774)	$18,304

NET INCOME PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	14,816,522	13,783,189	14,799,856	13,783,189

The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,	June 30,
	2006	2005
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(27,774)	$18,304
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization and depletion expense	184	167
Royalty expense paid with NJMC stock	—	20,500
Royalty income received in NJMC stock	—	(41,000)
Stock issued for professional services	25,000	—
Changes in assets and liabilities:
Increase in accrued interest receivable	(3,829)	(3,829)
Increase/(decrease) in prepaid expenses and other assets	2,000	(4,000)
Decrease in note receivable	9,413

Net cash (used) by operating activities	4,994	(9,858)

CASH FLOWS USED BY INVESTING ACTIVITIES:	—	—

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	—

Net decrease in cash and cash equivalents	4,994	(9,858)

Cash at beginning of period	82,772	90,652

Cash at end of period	$87,766	$80,794

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH TRANSACTIONS:
Royalty expense paid with NJMC stock	$—	$20,500
Royalty income received in NJMC stock	$—	$41,000
Stock issued for professional services	$25,000	$—
The accompanying condensed notes are an integral part of these financial statements.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006
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
Pursuant to a planned reorganization, in the 4th quarter of 1996, Metaline transferred substantially all of its assets to a limited liability company. (See Note 5 – Related Party Transactions below).
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
Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006
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
Basic and Diluted Net Loss Per Share
Net loss per share was computed by dividing the net loss by the weighted average number of shares outstanding during the period. The weighted average number of shares was calculated by taking the number of shares outstanding and weighting them by the amount of time they were outstanding. Outstanding options have been excluded from the calculation of diluted loss per share as they would be antidilutive; accordingly, basic and diluted loss per share are the same.
Cash and Cash Equivalents
For purposes of the statements of cash flows, the Company considers all short-term debt with original maturities of three months or less to be cash equivalents.
Concentration of Risk
The Company maintains its cash in primarily one money market account, the funds which are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $70,967 and $80,648 at June 30, 2006 and June 30, 2005, respectively. The Company’s revenue sources include royalty income received under mineral property leases with Teck Cominco American Incorporated and New Jersey Mining Company.
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

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006
derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.
Historically, the Company has not entered into derivatives contracts to hedge existing risks or for speculative purposes.
During the period June 30, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.
Fair Value of Financial Instruments
The carrying amounts for cash, receivables, investments, accounts payable, and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at June 30, 2006.
Investments
The Company has one investment. The Company accounts for its investment in New Jersey Mining Company using the cost method of accounting. See Note 4.
Recent Accounting Pronouncements
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no impact on the Company’s financial condition or results of operations.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006
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
NOTE 4 — MINERAL PROPERTIES
Pend Oreille/Metaline Zinc Mines
The Company is receiving royalty payments related to a lease agreement with Teck Cominco American, Inc. (hereinafter “Teck Cominco”). Under the terms of the agreement, Teck Cominco has the right to explore, develop, and mine the Company’s underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Teck Cominco is currently obligated to pay the Company $3,880 per quarter, with ascending quarterly increments at each successive five year interval. The lease characterizes the aforementioned quarterly disbursements as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the Company. The lease agreement gives Teck Cominco the option to purchase 200 surface acres of the leased property for fair market value during the lease term. From the inception of the lease through June 30, 2006, the Company has received $128,899 in payments from Teck Cominco.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2006
Golden Chest Mine
In January 2004, the Company issued 466,954 shares of its common stock to Paymaster Resources Incorporated (hereinafter “Paymaster”), a related party (due to common officers and directors), in order to acquire Paymaster’s interest in the Golden Chest Mine minerals lease to patented mining claims in Shoshone County, Idaho. In this transaction, the Company also acquired Paymaster’s interest in an exploration agreement with New Jersey Mining Company, which relates to the aforementioned mining claims. On July 22, 2005, the Company issued an additional 1,000,000 shares of its authorized, but unissued, common stock to Paymaster pursuant to the Company’s agreement to acquire the lease on the Golden Chest Mine from Paymaster in the event
For the period ended June 30, 2006, the Company received production royalties from New Jersey Mining Company of $5,189 from ore mined from the Golden Chest Mine. The terms of the lease require the owner of the real property (mine) to receive one-half of the royalty payments in the form of rent. Accordingly, during the quarter ended June 30, 2006, $2,594 was recorded as royalty expense.
NOTE 5 — RELATED PARTY TRANSACTIONS
In March 2002, the Company advanced $18,000 on a short-term, non-interest bearing, unsecured basis to Murrayville Land Company LLC, an affiliated company, to facilitate a real estate purchase. This receivable was repaid in May 2003.
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
Over the years, Metaline has executed agreements with Nor-Pac Limited Company (hereinafter “Nor-Pac”), an affiliated company. With the Company’s consent, in November of 2004 The LLC assigned its rights, title and interest in the Company’s aforementioned related party receivable of $109,413 and accrued interest to Nor-Pac. On June 27, 2006, Nor-Pac made a $9,413 payment towards the principal amount, thereby reducing the receivable to $100,000.
NOTE 6 — INCOME TAXES
At June 30, 2006, the Company had a net deferred tax asset of approximately $100,500, principally arising from net operating loss carryforwards for income tax purposes, which was calculated using a 15% tax rate. This resulted in a decrease to the net deferred tax asset of approximately $4,500 for the six months ended June 30, 2006. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
JUNE 31, 2006
net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.
At June 30, 2006, the Company has a net operating loss carryforward of approximately $670,000, which will fully expire in the year 2026.
NOTE 7 — STOCK OPTIONS
The Company did not engage in stock option activity during the second quarter of 2006. Summarized information about stock options outstanding and exercisable at June 30, 2006 is as follows:

Options Outstanding				Options Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Exercise	Number	Life	Exercise	Number	Exercise
Price	Outstanding	(Years)	Price	Exercisable	Price
$ 0.06	500,000	3.37	$0.06	500,000	$0.06
0.125	1,000,000	3.37	0.125	1,000,000	0.125
0.15	250,000	3.37	0.15	250,000	0.15

$ 0.06-0.15	1,750,000	3.37	$0.11	1,750,000	$0.11

NOTE 8 — COMMON STOCK
During the period ended June 30, 2006, the Company issued 100,000 shares of its authorized, but unissued, common stock to Lurtz’s Ventures, a Minnesota sole proprietorship, for certain promotional and investor-relations services. The Company valued the shares at $25,000, and expensed that amount accordingly as promotion/investor relations expenses.

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
OVERVIEW
Metaline Contact Mines (hereinafter “Metaline”, “Company”, “we”, “us”, or “our”) is engaged in the business of acquiring and managing precious and base metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to receive revenue from such projects after deducting specified costs, if any. Substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended June 30, 2006, we focused on managing our existing royalty interests, Securities and Exchange Commission (“SEC”) reporting requirements, and promotion and investor-relations activities.
RESULTS OF OPERATIONS
For the quarter ended June 30, 2006, we had gross revenues from operations of $9,069, compared to $5,204 for the quarter ended June 30, 2005, from our two mining projects, the Golden Chest Mine and the Pend Oreille/Metaline Zinc Mines, broken down as follows:
Golden Chest Mine
We received $5,189 in revenues from operations at our Golden Chest Mine during the second quarter of 2006, compared to $1,324 in 2005. However, our revenues in the second quarter of 2005 were derived from development ore mined during the Katie-Dora exploration ramp project in 2004, not commercial mining operations. The Golden Chest Mine did not officially commence commercial production until the third quarter of 2005. It is noteworthy that during the second quarter of 2006, our NSR royalty percentage from gold production ranged between 5% and 6%. 6% represents the maximum NSR royalty under our lease agreement with New Jersey Mining, and is due to the appreciating price levels for gold.
Pend Oreille/Metaline Zinc Mines
We received $3,880 in advanced royalties from Teck Cominco American Incorporated (“Teck Cominco”) for the second quarter of 2006, the same amount we received during the same period in 2005.
Operating Loss
We had overall operating loss of $30,665 for the quarter ended June 30, 2006, versus $7,191 for the quarter ended June 30, 2005.
In the second quarter of 2006, our overall General and Administrative expenses increased by $27,331, to $39,734 from $12,403 in 2005. These expenses are broken down as follows: an increase of $1,932 in royalty expense; a $500 increase in consulting fees; a $339 increase in professional fees; a $456 increase in financial printing expenses pursuant to our SEC filing requirements; and a $24,050 increase in promotion and investor relations expenses.

The increase in royalty expense was a result of our Golden Chest Mine being in commercial production in the second quarter of 2006, versus only being in a development stage during the second quarter of 2005.
The increase in professional fees of $339 is a result of the billing cycle of our independent auditing firm. The increase of $500 in consulting fees was due to our consulting mining engineering firm collecting and evaluating exploration data generated by Teck Cominco on our Pend Oreille/Metaline Zinc Mines mineral holdings. And the increase of $456 in financial printing expenses was due to an increase by our Edgarizing firm. The increase of $24,050 in promotion and investor relation expenses is a result of our entering into the Agreement with Lurtz’s Ventures mentioned in Part II, Item 2 below.
We recorded a depletion expense of $9 for the quarter ended June 30, 2006, versus none during the same period in 2005.
Other Income
During the quarter ended June 30, 2006, our other income increased to $2,670, from $2,341 in 2005, due to an increase in dividend income of $329.
Loss Before Taxes
We had a net loss, before taxes, of $27,995 in the quarter ended June 30, 2006, compared to a net loss of $4,858 for the quarter ended June 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
We have traditionally funded our capital requirements from royalty revenues from operations, dividends earned on our cash accounts, and other income. As of June 30, 2006, our cash position was $87,766, compared to $80,794 on June 30, 2005. We have no debt, and do not expect to incur any debt in the immediate future. Professional fees and expenses related to our SEC reporting requirements, general and administration expenses and investor-relations are our most significant capital requirements.
Provided we maintain our current level of cash-generating revenues, and with our current cash reserves, we will be able to satisfy our anticipated cash expenditure requirements for some time, perhaps 5-years, without the infusion of additional capital. Our sources of additional capital include:
(a)	Collection of Receivables. We have a related party receivable from Nor-Pac Limited Company (“Nor-Pac”) of $100,000, with accrued interest of $42,125, as of June 30, 2006. Nor-Pac owns approximately 81% of our outstanding shares, and has related directors. Accordingly, we believe we have the ability to collect this receivable in the event of a shortfall of cash.

(b)	Increase Royalty Revenues. Increasing royalty revenues from our current mining projects is under the sole control of third parties; namely, Teck Cominco and New Jersey Mining Company. It is noteworthy that our royalty revenues increased by 74% during the second quarter of 2006 compared to the same period in 2005.

Other factors that could impact increased royalty revenues include: changes in precious and base metals prices; unanticipated grade, geological, metallurgical, processing or other problems at our mining projects; changes in project parameters as plans of the operators are refined; and other economic and market conditions.

(c)	Sale of Company’s Common Stock. There are no assurances that we would be able to sell shares of our authorized, but unissued, common stock on acceptable terms. Additionally, any such sales of shares could be dilutive to our shareholders.

(d)	Sale of Certain Assets. We own 60,000 shares of New Jersey common stock (hereinafter the “NJMC Shares”) with a recorded value of $25,600. 5,000 of the NJMC Shares are free-trading, and 55,000 of the NJMC Shares are eligible to be sold pursuant to Rule 144 of the Securities Act of 1933, as amended.
ITEM 3. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures at June 30, 2006, have concluded that the Company’s disclosure controls and procedures were effective for this purpose.
Changes in Internal Controls
There was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting during the quarter ended June 30, 2006.
For further information refer to the Controls and Procedures section in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, incorporated herein by reference.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
The Company is not a party to any legal proceedings, and management is not aware of any threatened litigation, claims or assessments.
ITEM 2. CHANGES IN SECURITIES
Effective April 1, 2006, the Company entered into an Agreement with Lurtz’s Ventures (hereinafter “LV”), a Minnesota sole proprietorship, whereby LV will provide the Company with certain promotion and investors relations services from time-to-time. The Company paid LV 100,000 shares of its authorized, but unissued, common stock, valued at $25,000. The Company relied on an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in issuing said stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibit 31.1 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 – Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 – Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	There were no reports filed on Form 8-K during the quarter ended June 30, 2006.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 7th day of August, 2006	METALINE CONTACT MINES

	By:	/s/ John W. Beasley John W. Beasley
Secretary/Treasurer/CFO