Form 10QSB
period 2006-09-30
METALINE CONTACT MINES
filed 2006-11-13
CIK 1113006

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period from 7-01-06 to 9-30-06

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
The Company has prepared the unaudited financial statements presented below in accordance with accounting principles generally accepted in the United States for interim financial information, as well as the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. It is the opinion of the Company’s management that all adjustments considered necessary for the fair presentation of the interim financial statements have been included. Operating results for the three-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.

METALINE CONTACT MINES
BALANCE SHEETS

	September 30,
	2006	December 31,
	(unaudited)	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$83,088	$82,772
Royalties receivable	2,716	—
Prepaid expenses	—	2,000

Total Current Assets	85,804	84,772

OTHER ASSETS
Related party receivable	100,000	109,413
Accrued interest — related party receivable	43,875	38,296
Investments	25,625	25,600
Website, net of amortization	333	583
Other asset	250	250

Total Other Assets	170,083	174,142

PROPERTY & EQUIPMENT
Mineral lease, net of depletion	249,948	249,977
Machinery and equipment	599	—

	250,547	249,977

TOTAL ASSETS	$506,434	$508,891

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Royalties payable — Golden Chest Mine	$1,358	$—
Unearned royalty income	3,880	3,880

Total Current Liabilities	5,238	3,880

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Common stock, $0.05 par value; 20,000,000 shares authorized, 14,883,189 and 14,783,189 shares issued and outstanding, respectively	781,570	776,570
Additional paid-in capital	503,040	483,040
Stock options	47,907	47,907
Accumulated deficit	(831,321)	(802,506)

Total Stockholders’ Equity	501,196	505,011

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506,434	$508,891

The accompanying condensed notes are an integral part of these interim financial statements.

METALINE CONTACT MINES
STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUES
Royalty income	$9,211	$8,483	$26,449	$58,566

GENERAL AND ADMINISTRATIVE EXPENSES
Administrative expenses	12,805	10,076	63,001	46,418

TOTAL EXPENSES	12,805	10,076	63,001	46,418

OPERATING INCOME (LOSS)	(3,594)	(1,593)	(36,552)	12,148

OTHER INCOME (EXPENSE)
Dividend income	804	517	2,158	1,251
Interest income	1,749	1,915	5,579	5,744

TOTAL OTHER INCOME	2,553	2,432	7,737	6,995

INCOME (LOSS) BEFORE TAXES	(1,041)	839	(28,815)	19,143

INCOME TAX EXPENSE	—	—	—	—

NET INCOME (LOSS)	$(1,041)	$839	$(28,815)	$19,143

NET INCOME (LOSS) PER COMMON SHARE, BASIC AND DILUTED	$ nil	$ nil	$ nil	$ nil

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC	14,883,189	14,783,189	14,827,633	14,116,522

The accompanying condensed notes are an integral part of these interim financial statements.

METALINE CONTACT MINES
STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,	September 30,
	2006	2005
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(28,815)	$19,143
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Amortization expense	279	250
Stock issued for professional fees	25,000	—
Changes in assets and liabilities:
Increase in accounts receivable	(2,716)	—
Decrease in note receivable	9,413	—
Increase in accrued interest receivable	(5,579)	(5,744)
Decrease in prepaid expenses	2,000	—
Increase in investment	(25)	—
Increase in accounts payable	1,358	523

Net cash used by operating activities	915	14,172

CASH FLOWS USED BY INVESTING ACTIVITIES:	(599)	(20,500)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:	—	(1,414)

Net decrease in cash and cash equivalents	316	(7,742)

Cash at beginning of period	82,772	90,652

Cash at end of period	$83,088	$82,910

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Income taxes paid	$—	$—
Interest paid	$—	$—

NON-CASH TRANSACTIONS:
Rent expense paid with NJMC stock	$—	$20,500
Royalty income received in NJMC stock	$—	$41,000
Stock issued for acquisition of Golden Chest Mine Lease	$—	$250,000
The accompanying condensed notes are an integral part of these interim financial statements.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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
Pursuant to a planned reorganization, in the 4th quarter of 1996, Metaline transferred substantially all of its assets to a limited liability company. (See Note 5 — Related Party Transactions below).
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
Operating results for the nine-month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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
Concentration of Risk
The Company maintains its cash in primarily one money market account, the funds which are not insured by the Federal Deposit Insurance Corporation. The balance in that account was $78,265 and $88,107 at September 30, 2006 and September 30, 2005, respectively. The Company’s revenue sources include royalty income received under mineral property leases with Teck Cominco American Incorporated and New Jersey Mining Company.
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

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

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
During the period September 30, 2006 and 2005, the Company has not engaged in any transactions that would be considered derivative instruments or hedging activities.
Fair Value of Financial Instruments
The carrying amounts for cash, receivables, investments, accounts payable, and accrued liabilities approximate their fair value. All instruments are accounted for on an historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at September 30, 2006.
Investments
The Company has one investment. The Company accounts for its investment in New Jersey Mining Company using the cost method of accounting. See Note 4.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The Company does not expect the adoption of SFAS No. 157 to have a significant effect on its financial position or results of operation.
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of FIN 48 to have a material impact on its financial reporting, and the Company is currently evaluating the impact, if any, the adoption of FIN 48 will have on its disclosure requirements.
In March 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140.” This statement requires an entity to recognize a servicing asset or

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: a transfer of the servicer’s financial assets that meets the requirements for sale accounting; a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities; or an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. The statement also requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable, and permits an entity to choose either the amortization or fair value method for subsequent measurement of each class of servicing assets and liabilities. The statement further permits, at its initial adoption, a one-time reclassification of available for sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available for sale securities under Statement 115, provided that the available for sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value and requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. This statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity’s fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company’s financial condition or results of operations.
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
NOTE 4 — MINERAL PROPERTIES
Pend Oreille/Metaline Zinc Mines
The Company is receiving royalty payments related to a lease agreement with Teck Cominco American, Inc. (hereinafter “Teck Cominco”). Under the terms of the agreement, Teck Cominco has the right to explore, develop, and mine the Company’s underground mineral rights in Pend Oreille County, Washington for a period of twenty years with an option renewal period of the same length. Teck Cominco is currently obligated to pay the Company $3,880 per quarter, with ascending quarterly increments at each successive five year interval. The lease characterizes the aforementioned quarterly disbursements as “advance royalty payments” which may be fully offset against a three-percent production royalty retained by the Company. The lease agreement gives Teck Cominco the option to purchase 200 surface acres of the leased property for fair

METALINE CONTACT MINES
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

market value during the lease term. From the inception of the lease through September 30, 2006, the Company has received $132,779 in payments from Teck Cominco.
Golden Chest Mine
In January 2004, the Company issued 466,954 shares of its common stock to Paymaster Resources Incorporated (hereinafter “Paymaster”), a related party (due to common officers anddirectors), in order to acquire Paymaster’s interest in the Golden Chest Mine minerals lease to patented mining claims in Shoshone County, Idaho. In this transaction, the Company also acquired Paymaster’s interest in an exploration agreement with New Jersey Mining Company, which relates to the aforementioned mining claims. On July 22, 2005, the Company issued an additional 1,000,000 shares of its authorized, but unissued, common stock to Paymaster pursuant to the Company’s agreement to acquire the lease on the Golden Chest Mine from Paymaster in the event For the period ended September 30, 2006, the Company received production royalties from New Jersey Mining Company of $5,331 from ore mined from the Golden Chest Mine. The terms of the lease require the owner of the real property (mine) to receive one-half of the royalty payments in the form of rent. Accordingly, during the quarter ended September 30, 2006, $2,665 was recorded as royalty expense.
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
NOTE 6 — INCOME TAXES
At September 30, 2006, the Company had a net deferred tax asset of approximately $100,700, principally arising from net operating loss carryforwards for income tax purposes, which was calculated using a 15% tax rate. This resulted in a increase to the net deferred tax asset of approximately $4,700 for the nine months ended September 30, 2006. As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the net deferred tax asset, a valuation allowance equal to the net deferred tax asset has been established.

METALINE CONTACT MINES
NOTES TO THE FINANCIAL STATEMENTS
SEPTEMBER 30, 2006

At September 30, 2006, the Company has a net operating loss carryforward of approximately $671,000, which will fully expire in the year 2026.
NOTE 7 — STOCK OPTIONS
The Company did not engage in stock option activity during the three quarters of 2006. Summarized information about stock options outstanding and exercisable at September 30, 2006 is as follows:

Options Outstanding				Options Exercisable
		Weighted Average
		Remaining
		Contractual Life	Weighted Average		Weighted Average
Exercise Price	Number Outstanding	(Years)	Exercise Price	Number Exercisable	Exercise Price
$0.06	500,000	3.12	$0.06	500,000	$0.06
0.125	1,000,000	3.12	0.125	1,000,000	0.125
0.15	250,000	3.12	0.15	250,000	0.15

$0.06-0.15	1,750,000	3.12	$0.11	1,750,000	$0.11

NOTE 8 — COMMON STOCK
The Company is authorized to issue 20,000,000 shares of common stock. All shares have equal voting rights, are non-assessable and have on vote per share. Voting rights are not cumulative and therefore, the holders of more than 50% of the common stock could, if they choose to do so, elect all of the directors of the Company.
During the period ended June 30, 2006, the Company issued 100,000 shares of its authorized, but unissued, common stock to Lurtz’s Ventures, a Minnesota sole proprietorship, for certain promotional and investor-relations services. The Company valued the shares at $25,000, which is the fair market value of the shares at the date of issuance and expensed that amount accordingly as promotion/investor relations expenses.

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
OVERVIEW
Metaline Contact Mines (hereinafter “Metaline”, “Company”, “we”, “us”, or “our”) is engaged in the business of acquiring and managing precious and base metals royalties. Royalties are passive (non-operating) interests in mining projects that provide the right to receive revenue from such projects after deducting specified costs, if any. Substantially all of our revenues are and will be derived from royalty interests. We do not conduct mining operations at this time. During the quarter ended September 30, 2006, we primarily focused on: managing and evaluating our existing royalty interests; U.S. Securities and Exchange Commission reporting requirements; and relocating our operating office to the Golden Chest Mine residence/office complex.
RESULTS OF OPERATIONS
For the quarter ended September 30, 2006, our gross royalty revenues from operations were $9,211, compared to $8,483 for the quarter ended September 30, 2005, from our two mining projects, the Golden Chest Mine and the Pend Oreille/Metaline Zinc Mines, broken down as follows:
Golden Chest Mine
We received $5,331 in royalties from operations at our Golden Chest Mine during the third quarter of 2006, compared to $4,603 in 2005.
Pend Oreille/Metaline Zinc Mines
We received $3,880 in advanced royalties from Teck Cominco American Incorporated (“Teck Cominco”) for the third quarter of 2006, the same amount we received during the same period in 2005.
Operating Loss
We had overall operating loss of $3,594 for the quarter ended September 30, 2006, versus $1,593 for the quarter ended September 30, 2005.
In the third quarter of 2006, our overall General and Administrative expenses increased by $2,729, to $12,805 from $10,076 in 2005. These expenses are broken down as follows: an increase of $364 in royalty expense; a $608 increase in consulting fees; a $258 decrease in professional fees; a $2,665 increase in financial printing expenses pursuant to our SEC filing requirements; a $460 increase in transfer agent fees; a $774 increase in office and travel related expenses associated with the relocation of our operating offices to the Golden Chest Mine in Idaho; and a $1,847 decrease in promotion and investor relations expenses.
The increase in royalty expense was a result of our Golden Chest Mine being in commercial production in the third quarter of 2006, versus production start-up during the third quarter of 2005.

The decrease in professional fees of $258 was a result of a reduction in billing by our independent auditing firm. The increase of $608 in consulting fees was due to our consulting mining engineering firm’s continuing evaluation of exploration data generated by Teck Cominco on our Pend Oreille/Metaline Zinc Mines mineral holdings. The increase of $2,617 in financial printing expenses was due to the billing cycle of our Edgarizing firm. The decrease of $1,847 in promotion and investor relation expenses was a result of our reduced activities in this area during the summer months.
We recorded a depletion expense of $11 for the quarter ended September 30, 2006, versus none during the same period in 2005.
Other Income
During the quarter ended September 30, 2006, our other income increased to $2,553, from $2,432 in 2005, due to an increase in dividend income of $287, and a decrease of $166 in interest income.
Loss Before Taxes
We had a net loss, before taxes, of $1,041 in the quarter ended September 30, 2006, compared to a net profit of $839 for the quarter ended September 30, 2005.
LIQUIDITY AND CAPITAL RESOURCES
We have traditionally funded our capital requirements from royalty revenues from operations, dividends earned on our cash accounts, and other income. As of September 30, 2006, our cash and cash equivalent position was $85,804, compared to $82,772 on September 30, 2005. We have no debt, and do not expect to incur any debt in the immediate future. Professional fees and expenses associated with our SEC reporting requirements, general and administration expenses, and investor-relations are our most significant capital requirements.
Provided we continue our current level of operating revenues, we are able to satisfy our anticipated cash expenditure requirements for some time, perhaps 3-years, without the need of additional capital. Our sources of additional capital include:
(a)	Collection of Receivables. We have a related party receivable from Nor-Pac Limited Company (“Nor-Pac”) of $100,000, with accrued interest of $43,875, as of September 30, 2006. Nor-Pac owns approximately 81% of our outstanding shares, and has related directors. Accordingly, we believe we have the ability to collect this receivable in the event of a shortfall of cash.

(b)	Increase Royalty Revenues. As a royalty-based company, increasing our royalty revenues from our current mining projects are under the control of our lessees, Teck Cominco and New Jersey Mining Company.

Factors that could influence increased royalty revenues include: changes in precious and base metals prices; unanticipated grade, geological, metallurgical, processing or other problems; changes in project parameters as plans of the operators are refined; and other economic and market conditions.

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
Evaluation of Disclosure Controls and Procedures
The Securities and Exchange Commission (the “SEC”) defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The definition further states that disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that the information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures as of September 30, 2006, have concluded that the Company’s disclosure controls and procedures were effective for this purpose.
Changes in Internal Controls
There was no change in the Company’s internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting during the quarter ended September 30, 2006.
For further information refer to the Controls and Procedures section in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, incorporated herein by reference.
PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEDDINGS
The Company is not a party to any legal proceedings, and management is not aware of any threatened litigation, claims or assessments.

ITEM 2.	CHANGES IN SECURITIES
There has been no change in securities during the quarter ended September 30, 2006..

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
None.

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibit 31.1 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2 — Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 — Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Form 8-K was filed on July 19, 2006, announcing the Company’s operating offices had been relocated to the Golden Chest Mine near Murray, Idaho.

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED this the 13th day of November, 2006	METALINE CONTACT MINES
	By:	/s/ John W. Beasley
John W. Beasley
Secretary/Treasurer/CFO